Form 10QSB
period 2005-06-30
Valley High Mining CO
filed 2005-10-26
CIK 1301838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                       ----------------------------

                                FORM 10-QSB

                        ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the second quarter ended June 30, 2005

                               -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  ___________ to ___________

               Commission File Number:  __________



                        VALLEY HIGH MINING COMPANY
     (Exact name of small business issuer as specified in its charter)

            NEVADA                               68-0582275
   (State of incorporation)               (I.R.S. EMPLOYER ID NO.)

3098 South Highland Drive, Suite 323
Salt Lake City, Utah                             84106-6001
(Address of principal executive offices)         (Zip Code)


(801) 467-2021
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes [  ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                            Outstanding as of October 17, 2005
-----------------                  ----------------------------------------
Common Capital Voting Stock,             5,281,313 shares
$0.001 par value per share


                         FORWARD-LOOKING STATEMENTS

This second Quarterly Report on Form 10-QSB, Financial Statements and Notes to
Financial Statements contain forward looking-statements.   All statements made
in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which
speak only as of the date of the respective Reports.   Important factors could
cause actual results to differ from those expressed in the forward-looking statements.

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                     For the Six Months Ended

                          June 30, 2005

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                      PAGE

     Unaudited Condensed Balance Sheets, June 30, 2005 and December
     31, 2004                                                             2

     Unaudited Condensed Statements of Operations, for the six months ended June 30, 2005 and 2004 and for the period from re-entering
     of exploration stage on April 19, 2004 through June 30, 2005         3

     Unaudited Condensed Statements of Cash Flows, for the six
     months ended June 30, 2005 and 2004 and for the period from re-entering of exploration stage on April 19, 2004 through June
     30, 2005                                                             4

     Notes to Unaudited Condensed Financial Statements                5 - 8

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS


                                                June 30,   December 31,
                                                  2005         2004
                                              ___________   ___________
CURRENT ASSETS:
  Cash                                        $        10   $        83
                                              ___________   ___________
        Total Current Assets                           10            83
                                              ___________   ___________
                                              $        10   $        83
                                              ___________   ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                            $         -   $         -
  Related party advances                            6,867         4,422
                                              ___________   ___________
        Total Current Liabilities                   6,867         4,422
                                              ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,313 shares issued
   and outstanding                                  5,281         5,281
  Capital in excess of par value                  120,037       120,037
  Retained deficit                               (125,318)     (125,318)
  Deficit accumulated during the
   exploration stage                               (6,857)       (4,339)
                                              ___________   ___________
        Total Stockholders' Equity (Deficit)       (6,857)       (4,339)
                                              ___________   ___________
                                              $        10   $        83
                                              ___________   ___________




The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                 From the
                                                               Re-entering
                                                              of Exploration
                                                                 Stage on
                                      For the Six Months       April 19, 2004
                                         Ended June 30,           Through
                                   ______________________         June 30,
                                      2005        2004              2005
                                   __________  __________      _____________
REVENUE                            $        -  $        -      $           -
                                   __________  __________      _____________
EXPENSES:
  General and administrative            2,518       4,277              6,857
                                   __________  __________      _____________

LOSS FROM OPERATIONS                   (2,518)     (4,277)            (6,857)
                                   __________  __________      _____________

CURRENT TAX EXPENSE                         -           -                  -

DEFERRED TAX EXPENSE                        -           -                  -
                                   __________  __________      _____________

NET LOSS                           $   (2,518) $   (4,277)     $      (6,857)
                                   __________  __________      _____________
LOSS PER COMMON SHARE              $     (.00) $     (.00)     $        (.00)
                                   __________  __________      _____________



The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From the
                                                               Re-entering
                                                              of Exploration
                                                                 Stage on
                                         For the Six Months    April 19, 2004
                                            Ended June 30,        Through
                                      ______________________      June 30,
                                         2005        2004           2005
                                      __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                            $   (2,518) $   (4,277)  $      (6,857)
    cash used by operating activities:
    Change in assets and liabilities:
      Increase in accounts payable             -           -               -
                                      __________  __________    ____________
       Net Cash Provided (Used) by
       Operating Activities               (2,518)     (4,277)         (6,857)
                                      __________  __________    ____________
Cash Flows from Investing Activities:

        Net Cash (Used) by
          Investing Activities                 -           -               -
                                      __________  __________   _____________
Cash Flows from Financing Activities:
  Proceeds from related party advances     2,445       4,422           6,867
                                      __________  __________   _____________
        Net Cash Provided by
          Financing Activities             2,445       4,422           6,867
                                      __________  __________   _____________
Net Increase (Decrease) in Cash              (73)        145              10

Cash at Beginning of Period                   83           -               -
                                      __________  __________   _____________
Cash at End of Period                 $       10  $      145   $          10
                                      __________  __________   _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -   $           -
    Income taxes                      $        -  $        -   $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2005:
     None

  For the six months ended June 30, 2004:
     None

  For the twelve months ended December 31, 2004:
     The Company issued 5,000,000 shares of common stock to acquire mining claim rights which have been valued at the shareholder carryover basis of $-0-.


The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Valley High Mining Company ("the Company") was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc. The Company was suspended for failure to file annual reports. In December 2001, all required reports were filed and the Company was reinstated. In April 2004, the Company merged with Valley High Mining Company, a Nevada corporation incorporated on February 27, 2004. The Nevada corporation became the surviving entity. In April 2004, the Company acquired mining claims from North Beck Joint Ventures, LLC, for 5,000,000 shares of the Company's common stock. The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah. The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital. The Company is considered to have re-entered into the exploration stage on April 19, 2004. The Company has not generated any revenues and is considered to be an exploration stage company according to the provisions of Industry Guide 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements   The accompanying financial statements
     have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Mining Properties   Upon determination of the existence of a
     commercially minable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised
     2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At June 30, 2005 and December 31, 2004, respectively, the Company had 5,281,313 and 5,281,313 shares issued and outstanding.

     In April 2004, the Company issued 5,000,000 shares of common stock. The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

     Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2005, an operating loss carryforward of approximately $6,850, which may be applied against future taxable income and which expires in various years through 2025.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,030 and $650 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2005 is approximately $380.

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and currently has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the six months ended June 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Related Party Advances - An officer/shareholder of the Company or entities related to an officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At June 30, 2005 and December 31, 2004, respectively, the Company owed the related parties $6,867 and $4,422. The advances bear no interest and are due on demand.

     Mining Claims Lease - In April 2004 the Company acquired a mining claims lease from North Beck Joint Ventures, LLC, for 5,000,000 shares of the Company's common stock. The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah. The lease has been recorded on the books at $-0- which is the carryover basis of the lease to the related entity. The lease has an initial 5-year term but is renewable so long as the Company expends a minimum of $15,000 in exploration, development or other costs in each 5-year period.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                                                 From the
                                                               Re-entering
                                                              of Exploration
                                                                 Stage on
                                         For the Six Months    April 19, 2004
                                            Ended June 30,        Through
                                      ______________________      June 30,
                                         2005        2004           2005
                                      __________  __________   _____________

  Loss from operations available to
  common shareholders (numerator)     $  ( 2,518) $   (4,277)  $      (6,857)
                                      __________  __________   _____________
  Weighted average number of common
  shares outstanding during the period
  used in loss per share (denominator) 5,281,313   5,281,313       5,281,313
                                      __________  __________   _____________


      Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      Contingent Liabilities - The Company has not been active for 20 years, since it discontinued its energy related and real estate operations. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because the likelihood that a 20-year old liability would not still be valid, no amount has been accrued in these financial statements for any such contingencies.

      Mining Lease Agreement - In April 2004 the Company entered into a mining claims lease with North Beck Joint Ventures, LLC, which has an initial 5 year term but may be renewed for successive 5 year periods. Under this leasing agreement the Company shall perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $15,000 for each successive five-year term. All costs expended for work in excess of $15,000 for any five-year term shall accrue and be applied to the work commitment for the next successive five-year term only. However, the maximum amount that can so accrue for the next succeeding lease term shall be no more than $15,000. If the Company does not perform work in the amount of the entire $15,000 minimum expenditure, the Company shall pay lessor the amount of any such shortage in cash.
      The Company also has agreed to pay the Lessor a 3.5% net smelter production royalty on all mineral bearing ores. As part of the agreement the Company would receive a $30,000 credit, which would apply against any production royalty payments, should they occur or should they be applicable in the future.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Valley High Mining Company. ("Valley High" or "Company") is engaged in precious metals mineral exploration. In particular, it is our intent and objective to obtain a partner or joint venturer with the funding and expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, adjacent to the town of Eureka, Utah (hereinafter "The North Beck Claims" or "our mineral claims"), and which contain two relatively deep mining shafts that were dug many years past. One of such mining shafts is approximately 1,600 feet; the other is approximately 1,000 feet deep.

The discussion hereunder is based on certain expectations concerning the precious metals industry, the demand for precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in working with us in undertaking an exploration program of our 470 acres of mineral claims. This discussion involves "forward-looking statements." We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

Having been dormant since the early 1990's, we have been in the process of reactivating ourselves, changing our domicile from Utah to Nevada, acquiring, by lease agreement, the mineral claims that we now control, obtaining audited and other financial statements, and the filing, on March 31, 2005, of a Form 10-SB registration statement with the Commission. We are now in the position of determining what business opportunities are available to us, including evaluating the possible future exploration of the patented mining claims we acquired by lease agreement ("the North Beck Claims") last year. Prior to the acquisition of the North Beck Claims by lease agreement with an affiliated party and the filing of our initial registration statement on Form 10-SB on March 31, 2005, we had been dormant and inactive.

Plan of Operation

Activity during the Quarter. During our second quarter ended June 30, 2005, we did not conduct any business activity that resulted in revenues. All of our activities during the quarter were devoted towards further reactivating ourselves, responding to comments received by the Commission on our Form 10-SB/A registration statement, and otherwise further establishing a viable or reasonable business plan and plan of operation.

Our cash in our checking account at June 30, 2005, was approximately $10. As of the date of this report, it is approximately $90. This figure is meaningless, considering that our sole officer and director has agreed to advance us sufficient funds to pay our day to day obligations as they become due. During 2004, our sole officer and director advanced us $4,422. During the first quarter of 2005, he advanced us approximately $1,566. During this, the second quarter, and in order to pay accounting and transfer agent fees and expenses incurred during the previous quarter, the Company's president, John Michael Coombs, advanced us another $1,000. Since that date and as of the date of this report, Mr. Coombs has advanced the Company an additional $6,800 or a total of $7,973 since January 1, 2005, nearly all of which has been used to pay accounting fees and expenses and Edgarization costs and expenses. At the moment, we owe our auditors their fees for the cost of the review necessary to file this Quarterly Report.

Summary of Our Plan of Operation.  We are an exploration stage corporation.
An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of patented mining claims which together comprise slightly over 470 acres of ground located near the town of Eureka, in Juab County, Utah. These mining claims contain two mining shafts or mines known as the Sacramento and the North Beck Mines.

Our overall business methodology and plans are to (1) complete the work sequences or milestones necessary to generate a geological report on our mineral claims (with proposed targets) in order to attract an interested joint venturer or partner; and (2) to contact prospective joint venturer mining companies and other prospective partners to finance and conduct an exploration program on the North Beck Claims. As set forth below, we characterize this coordinated, phased effort as Phase One and Phase Two, respectively, of our overall business plan. The following is a summary of these Phases, the former of which includes a proposed work or milestone sequence that must be completed in order to prepare and complete a geologic report on our mineral claims. Phase Two is the stage in which we will be prepared to search out and contact a possible exploration joint venturer or partner for the purpose of implementing an actual mining exploration program on our mineral claims, specifically, to re-open, re-work and re-explore the mineral potential within the Sacramento and North Beck Mines. We are in the process of completing step, sequence or milestone No. 1 of Phase One below.

During the next twelve months and upon completion of Phase One of our business plan and plan of operation, we will enter Phase Two of our business plan. In Phase Two, we shall distribute our mining report to interested parties, conduct mineral claim tours, and otherwise actively seek out and investigate potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Claims.

PHASE ONE

Work Sequences or Milestones to Be Completed in Advance of Seeking Out Exploration Partners/Joint Venturers. We have identified a 2-part work sequence or list of milestones that we, in conjunction with our expert, intend to complete over the next 12 months in order to approach and target prospective exploration partner or joint venture candidates. Our sole officer and director, Mr. Coombs, or our lessor, North Beck Joint Venture, LLC, has agreed to finance and advance the costs necessary to complete these work sequences or so-called preliminary "milestones." We consider this Phase One of our business plan. In order to complete Phase One, we have hired a geologist and environmental engineer for this purpose. His name is Bruce Yeomans. A copy of his consent to use his name in connection with our registration statement was attached to our second amended registration statement as Exhibit 99.5. While this individual is very familiar with the Tintic Mining District, unfortunately he is currently busy with other full-time employment. Currently and through the winter, he shall be employed by a Canadian mining company doing extensive mineral exploration work in Carlin, Nevada. At this time, we do not know who else we can hire who is similarly uniquely qualified to assist us with the completion of Phase One, particularly when Mr. Yeomans has access to and is aware of past information complied by Centurion Mines Corporation and Grand Central Mining, former lessees of the North Beck Claims, one of whom he once served as an employee. Having said this, however, Mr. Yeomans informed us as recently as last week that if he is unable to directly help us in the achievement of Phase One over the next several months, he will assist us in finding a replacement consulting geologist and expert or, he will be willing to oversee a qualified replacement expert that can prepare a report for us. Based on this conversation we have obtained the names of three other consulting geologists who have experience in the Tintic Mining District and who may be willing to assist us in the preparation of a necessary report. The issue is not how much Mr. Yeomans needs to be paid but, according to Mr. Yeomans, with his current work schedule and other commitments, it is finding the time. Thus, cost is not an issue.

The following explains each of our two (2) work sequences comprising Phase One of our business plan and plan of operation, more specifically, when each is expected to commence and be completed, and the estimated expenses associated with each such milestone or sequence.

Work Sequence or Milestone No. 1. To locate and collect all existing or known data previously compiled on the claims. Here is the current status of this work sequence or milestone: Prior to initiating this work sequence or milestone, the basic information known about the North Beck Claims has been contained in an extensive report on the area done in 1957 by the Bear Creek Mining Company. This report is known as the Jenny Lind Project Report and it covers a much wider and expansive geologic area than our mineral claims.
Other than this report, the only other information of any significance we have on our mineral claims (other than by means of a variety of maps) was provided to us approximately 3 or 4 years ago by the Abandoned Mine Reclamation Project, a project or program overseen by the Utah Department of Oil, Gas & Mining (DOGM). This information included, among other things, information about the exact depths and locations of the Sacramento and North Beck Mines. On October 14, 2005, and in direct response to Commission comments in this regard, we contacted the Utah Department of Oil, Gas & Mining (DOGM) to determine if they had any information on the North Beck Claims. We were unfortunately informed that they have no specific drilling, testing or assay information on the Tintic Mining District in their records or computers prior to 1975. (This does not mean that we should not visit their offices and see what other information they do have, if anything, relative to the North Beck Claims.) During these discussions, DOGM suggested that we contact the Juab County Recorder, which we did on October 17, 2005. The Juab County Recorder in Nephi, Utah, informed us that they do NOT possess any information regarding what types of excavations were historically done in the Tintic Mining District, let alone the results of those tests or excavations. The only information they keep or maintain are ownership records of patented and unpatented mining claims located within Juab County. Even if they did possess information about the depths or dates that the Sacramento and North Beck Mines were dug or drilled (information they do not appear to have), they do NOT possess, and would not have kept, any information on the assay or other results. On October 17, 2005, we also contacted the Utah office of the federal Bureau of Land Management (BLM) and, after discussions with their Public Reference Desk, we faxed them the legal descriptions of the North Beck Claims for them to research what information they similarly might have concerning our claims, if any. The BLM has since informed us that they appear to have no information on our mineral claims, though they represented that they would keep looking and that they would also look at existing and available old plats to determine if they could uncover additional information for us. The exact nature of the BLM's information thus remains to be determined. We have also been invited to travel to Mammoth, Utah, to meet with Centurion Mines Corporation's former principal and look through their records which are currently located there in storage, all in order to see if Centurion Mines gathered or compiled any assay or other sampling results on the North Beck Claims during the 10 years they leased them. Centurion's principal was not certain but he thought that they lacked any additional information on the claims, other than what is contained in existing reports. In the meantime, it is significant that Chief Consolidated Mining Company, the largest mining company to have operated in recent years in the Tintic Mining District, owns the property nearby and across the state highway from us, specifically, the Gemini Mine and the Bullion Beck properties. We have thus been endeavoring to contact them to determine what information they possess on our claims, if any, and the basic geologic formations contained thereon. Unfortunately, it appears that as a result of several millions of dollars of EPA clean-up costs imposed on Chief Consolidated in 2004, Chief Consolidated has closed or wound down its principal mining operations in the District.
This is not something we were aware of until recently. Accordingly, while they maintain a principal office in Philadelphia, we have also discovered that their Eureka, Utah, office has been closed. In sum, in order to complete this work sequence or milestone, we need to (1) visit Centurion Mines' storage facility (or be assured that nothing is there that relates to us); (2) visit DOGM's offices just to make certain that they have nothing relative to our mineral claims and the activity undertaken thereon in the past; (3) make certain that the BLM lacks any additional information on our claims; and (4) have been able to contact principals and custodians of records for Chief Consolidated Mining Co. to determine what assistance they can give us in order to complete this work sequence or milestone.

Based on the foregoing, we would expect that this sequence can be completed within the next 2 months or hopefully before Christmas of this year, though this is not something we can guarantee. Based on the considerable efforts we have recently made in this regard, we believe and would expect that completion of this process should take no more than two months, or three months at the very most, to accomplish.

Because our expert, Mr. Yeomans, has not yet had the opportunity to compare any new information we have provided to him to the various sources of information he has at his disposal, or even in his possession, we are not in a position of predicting whether or not Mr. Yeomans has all the information necessary to write a report. See Work Sequence/Milestone No. 2 immediately below. Assuming he does, we still need to exhaust what other sources of information we might have just to ensure that whatever report he does ultimately write for us, that he has all the information that is currently available and known. For this reason, we want to make certain that we contact Chief Consolidated Mining or its successors-in-interest, if any. In this regard, Mr. Yeomans did communicate to us last week that he is extremely busy working for a Canadian mining company doing exploratory work in Carlin, Nevada, and that he may be hard pressed to find the time to assess the information we will be providing. If so, he indicated that he would help us find another expert/consulting geologist that would have the time to do so, an expert he would also be willing to oversee. He also suggested contacting Chief Consolidated Mining and any successor-in-interest for this purpose. Not only would they have significant and substantial mineral records, but they may also have, or know, consulting geologists as skilled and knowledgeable of the Tintic Mining District as Mr. Yeomans and who could compile information on our claims and also write a report, thus helping us to complete Phase One of our business plan in less time than we might have otherwise expected.

Though we do not know for certain, we believe that Mr. Yeomans or a suitable substitute expert consulting geologist will charge less than $500 to thoroughly compile such existing data for us, all as outlined above. As disclosed elsewhere herein, our sole officer and director has agreed to finance this cost even if it exceeds $500. With respect to Chief Consolidated Mining, we should note that we do not at this time know what information they are willing to share with us, if any, or, if they are so willing, what they would charge us.

Work Sequence or Milestone No. 2. Once we have completed work sequence/milestone No. 1 and compiled all historic and any newly generated data, we intend to use our geologist/environmental engineer, Mr. Bruce Yeomans, or a suitable replacement expert and consulting geologist, to prepare and complete a detailed report for generating investor interest.. As of this date, and though Mr. Yeomans is NOT yet in the process of preparing any such report, we have provided Mr. Yeomans with what past mining and geology reports and information we have in our possession on the North Beck Claims, including information provided us approximately 3 or 4 years ago by the Utah State Abandoned Mine Reclamation Project on both the Sacramento and North Beck Mines. Assuming that Mr. Yeomans had all the information in his possession in order to commence writing such a report, we do not know what this report will cost but our sole officer and director has also agreed to advance this cost when the data is available in order for Mr. Yeomans or a replacement expert to prepare it. We suspect that the cost will be between $1,000 and $2,000 but we do not know for certain. Part of it will depend on how much time it takes Mr. Yeomans or a replacement expert to write it and, of course, how complicated it is. We then plan to distribute this report to target mining companies, that is, mining companies that we have determined are familiar with high-grade underground precious metals mineral ventures. We suspect that Mr. Yeomans, or a replacement expert whom we may be able to locate on our own or through Chief Consolidated Mining, may be able to complete this report within 6 or 9 months from now but much of this depends upon the completion of work sequence/milestone no. 1 identified above. To provide an exact completion date for this work sequence is therefore difficult to predict. We will know more on this score within the next couple of months.

Tasks that We Believe We Will NOT Have to Undertake In Order to Complete PHASE
ONE

Completion of Phase One identified above will NOT require surface sampling. This is because, according to our currently expert, we would need access to the Sacramento and North Beck mining shafts to conduct any meaningful sampling (i.e., underground sampling) and they are currently covered or closed-up and cannot be opened back up for exploration purposes without specific permission from DOGM. That is to say, since our real goal is to re-open, re-work and explore the Sacramento or North Beck Mines, surface sampling or sampling in areas other than in the Sacramento or North Beck Mining shafts themselves would not be of any assistance to us in completing Phase One of our business plan. On the other hand, we are also advised that, depending upon the quality or the nature of any tailings near the Sacramento and North Beck Mines, we may be able to do sampling, which would have the effect of underground sampling.

We also do not believe that we will need to evaluate the status of any adjacent mineral properties or claims simply because, according to our expert, the Sacramento and North Beck Mines are far enough away from our property lines and they have basically been drilled, to the best of our current knowledge, straight down. Accordingly, what mineralization that would exist in the Sacramento or North Beck Mines is not likely to trend off of our claims on to other, adjacent properties. This information may be wrong but, at this time, we find it very unlikely.

Finally, we believe we can complete Phase One of our business plan without having to locate claim corners in the field so that exact and precise property boundaries are known. We say this because we believe that our claim corners are fairly obvious to anyone who walks on our mineral claims with a map, though an interested investor/partner/joint venturer may desire more accuracy in this regard, thereby requiring a newer survey. The boundaries are already marked with old stakes. We therefore do not believe that this task would be a work sequence or milestone necessary for us to expend money on at this point in time until an interested partner or joint venturer requires it, or our expect is of the opinion that it is necessary. Accordingly, we do not intend to spend money for a new survey at this time. If required by a serious prospective partner or joint venturer, our sole officer and director or North Beck Joint Venture itself will likely fund this task, a task that may cost between $1,000 and $3,000. In sum, obtaining a survey of our property boundaries is not necessary at this time to be completed, though it may be in the future. While it is admittedly a standard work sequence comprising a minerals exploration program, we believe we have it reasonably covered at this time. We may change our opinion at such time as a prospective exploration partner requests a recent survey and we don't have one.

PHASE TWO

Upon the completion of Phase One of our business plan and plan of operation detailed above, it will then be our intention to embark upon and undertake the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two of our business plan.

Work Sequence or Milestone No. 1. Upon completion of a geology report that is necessary to generate investor interest, we intend to contact as many mining companies as possible that we can target and who we believe might be interested in partnering or joint venturing with us to explore the North Beck Claims. This is something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." There is little more we can say. We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year or two. It may take less. This is a task that we will undertake in the ordinary course of our business, particularly once a mineral exploration report is prepared by our expert. And this work sequence or milestone will be on-going. The only cost associated with this sequence will be mailing costs, photocopying costs of Mr. Yeomans' (or a substitute expert's) forthcoming report on our mineral claims, and long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. It is difficult to estimate the amount of out-of-pocket costs associated with this work sequence. It shall depend on how many potential joint venture partners we are able to contact and how many mineral claim reports each one needs or wants. We do NOT believe that the cost of carrying out this work sequence or milestone is in any way prohibitive and even if it were, our sole officer and director has agreed to advance us the funds necessary to carry it out.

Work Sequence or Milestone No. 2. To conduct mineral claim tours with interested parties with the intent of leading to a suitable minerals agreement to explore the claims. This work sequence or milestone is self-explanatory and is something we will do with any interested party upon request. The cost associated with this sequence will be gas money to travel the 90 miles south of Salt Lake City to conduct such tours, the time it takes to do so, and possibly, paying Mr. Yeomans or other experts to venture with us and meet prospective partnership candidates when we undertake any such mineral claim tours. Once again, our sole officer and director has agreed to advance us the funds necessary to carry out this work sequence or milestone.

Work Sequence or Milestone No. 3. To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the district. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. We do not believe there is any particular cost associated with keeping abreast of the current state and federal regulatory climate or environment. Since our expert is currently employed by a large mining company and is otherwise currently working on another extensive exploration project, we also intend to rely on him to keep us up to speed on new regulatory developments. This is not to ignore that since the Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important events or occurrences relating to the North Beck Claims. Our lessor has not recently received any notices of any kind other than a year or so ago, the EPA asked our lessor, North Beck Joint Venture, LLC, for permission to re-pave a frontage road located on the mineral claims and which parallels the state highway. Our lessor has heard nothing from the EPA since.

Funding of Our Planned Work Sequences. We do NOT at this time anticipate needing any outside funding to achieve the foregoing two Phases of our overall business plan. It is possible that this could change, but, at this time, we find it highly unlikely.

Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner. The specific steps that we intend to undertake in order to find a suitable joint venture or partnership candidate will include but not be limited to the following: First, we intend to identify those mining companies that are currently conducting exploration and extraction operations or activities in Utah, Nevada and Idaho. We will also identify those companies we know and whose principals we have met in the past who are located in Salt Lake City, Utah, Carlin, Nevada, Spokane, Washington, Vancouver, British Columbia, Canada, and London, England. We intend to target these particular companies because we are aware that they own, or have owned, mineral and mining properties in Utah, Nevada and Idaho, including Alaska, Canada and South America, and some are in the process of doing exploratory work, or have done extensive exploratory work, on those claims and others. We thus believe that these contacts would be suitable partnership and joint venture candidates to approach. At the same time, we also intend to identify additional companies or operators by checking records with DOGM and the federal Bureau of Land Management or any other state or governmental agency in which information about current mining activities in Utah and surrounding states is publicly available. In doing so, we will also have the opportunity to confirm the identify those mining companies whose principals we already know or have met personally, either directly or indirectly, all of whom are currently engaged in exploratory mining activities. We also believe that our geologist/environmental engineer, who is currently employed full-time by a large mining company, has the ability to give us names of companies operating in the Tintic Mining District and nearby (though it will be our obligation to contact such persons or companies). After identifying various possible candidates, we shall first attempt to telephone them one by one and speak with appropriate persons involved in their respective mineral exploratory decision-making process. After reaching each such person or persons, we will learn from each what each is looking for in this regard or otherwise interested in pursuing and whether the North Beck Claims might be something they would be interested in. If any of these candidates or possibilities communicates an interest in our mineral claims, we will find out exactly what information they desire from us and we will provide it to them as quickly and efficiently as possible. After that, and as the list of serious interested candidates gets smaller and smaller, we will follow up with each of such entity more closely and more aggressively and determine what additional information they need, if they are interested, what they would like to do next, whether they would like to tour the property, for example, whether they would like to conduct their own sampling or assays on our claims (to which we would have no objection) and if they are not interested, learn why. After providing reports and doing on site inspections and tours of our mineral claims, we will then sit down with such persons and find out exactly what they believe it would take to work with them on a project to explore the North Beck Claims. We do not know what more we can say in this regard without being unduly speculative. In sum, we intend to actively seek out and investigate potential partnerships, joint ventures and other funding arrangements by doing our due diligence and otherwise locating companies who we believe would be interested in exploring the North Beck Claims for their precious metals mineral potential. Some of these candidates we know and are already aware of. Others we hope to learn of through referrals and through our own due diligence and contacts in the Tintic Mining District and overall mining industry. As stated above, we will also likely become aware of operators in the Tintic Mining District by checking with DOGM on mining permits that have been applied for or issued in the Tintic Mining District.

We have no way of predicting how long it will take to locate a serious and genuine exploration partner or joint venturer, assuming that we even can, something of which we can give no assurance.

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time. In the event that we find a joint venture/partnership candidate, one who is serious about working with us, we do not know what form any such joint venture or partnership agreement with them would take. We believe that we would likely have to give up control of the claims in some fashion and possibly a good portion of our stock, perhaps a large majority of it. It is possible or conceivable that we would have to issue such persons a controlling interest in our Company in exchange for their commitment to conduct a certain, designated amount of mineral exploration on our claims. Much of this would depend upon what a partner or joint venture candidate is willing to do in regard to actually exploring the North Beck Claims. Accordingly, the fact is that, at this time, it is difficult to predict what form any such agreement would take and, because we are not negotiating with anyone at this time, we do not believe it is appropriate for us to further speculate in this regard. Reference is made to the subsection in Item 1 of
Part I above titled "Pursuit of Partnership, Joint Venture and Outside Funding Opportunities."

The Exploration Program We Seek or Desire to Implement. The exploration program that we will attempt to solicit to prospective exploration partner/candidates includes but not be limited to cleaning and dewatering the Sacramento and North Beck mine workings in order to sample or assay remaining stopes (i.e., underground lateral tunnels) and openings. This will also include but not be limited to drilling and testing in these or nearby locations for favorable or prospective mineralization. As stated in the "Description of Business" section above, our secondary or alternative plan of operation will be to acquire additional mineral claims, if it turns out that exploration of the North Beck Claims is, for some reason, unfeasible. Having issued five million "restricted" shares in consideration for the acquisition of the North Beck Claims (by way of lease agreement), management believes that our first priority is to concentrate our efforts on establishing the partnership relationships necessary to explore the North Beck Claims.

The "Phased Nature" of Our Planned Exploration Process. With respect to any phased nature of our planned exploration process described in Phases One and Two above, we are currently undertaking sequence/milestone no. 1. of Phase One above. Once we complete this work sequence or milestone, we will commission Mr. Yeomans or a replacement expert to prepare a report to complete our 2nd milestone or work sequence, but before doing so, we need to satisfy ourselves that we possess all the geologic and other information that is available on our claims. As disclosed above, sequence no. 1 of Phase One should take no more than the next 2 or 3 months to complete. After completion of sequence no. 1 in a timely manner, we would then anticipate that Mr. Yeomans (or a replacement expert) can prepare his report within the following 3 or 4 months, assuming that he is available for this purpose. As stated above, Mr. Yeomans is currently tied up on a gold exploration project involving a Canadian mining company in Carlin, Nevada. He has informed us that he believes he will be tied up there throughout most of the forthcoming winter. Assuming that work sequence or milestone no. 1 can be completed sooner, we would have no reason not to believe that our expert would not be able to prepare a comprehensive report sooner than the 6 or 7 months from now. Some of this work Mr. Yeomans may be able to conduct from his onsite duty in Carlin, Nevada, or, if he is simply unable to assist us for want of time, Mr. Yeomans has indicated that he can oversee another expert or help us find another expert or consulting geologist. Mr. Yeomans also suggested trying to contact geologists who work or have worked for Chief Consolidated Mining Co., which owns as many as 19,000 acres of mineral properties in the Tintic Mining District.

As we have already stated above, Phase Two of our business plan is and will be part of our ordinary course of business and there is no particular time limit upon it at this time: it will be on- going. As to work sequence 2 of Phase Two, we will be happy to give mineral claim tours to any interested person upon request and each occasion will take a day or two to accomplish depending upon how much time an interested partner, investor or joint venturer wants to spend physically inspecting the North Beck Claims themselves, claims that comprise 470 acres or approximately three quarters of a square mile. Such potential partnership candidate may also want to have its own experts physically inspect the claims and conduct their own sampling. In short, we believe that within at least the next 7 to 9 months, and hopefully less, we will be in a position to undertake sequence no. 1 of Phase Two, that is, approach potentially interested mineral exploration partners and joint venturers and otherwise disseminate our then-existing mineral claims report.

Our "Day to Day" Operations. With respect to our "day to day" operations, our sole officer and director has other full time employment, as is repeatedly stated elsewhere in this document. He will therefore NOT be devoting his full time and energy, on a daily basis, to our Company or the completion of our two Phases. We can say, however, that completion of, and carrying out, our Phases involves reliance on other experts and Mr. Coombs fully expects to line up and hire the necessary experts to complete each of the work sequences and milestones comprising our two operational Phases, many of which can go on simultaneously. To the extent that this requires us to make a phone call or two at least every day, and otherwise follow up with people, we will do that. To the extent it requires more, we will do that also, even if it is on a daily basis. At some point, we will be waiting for experts to complete reports and the compilation of data and what-not in order for us to proceed with our intended exploration plan. When that is the case, there will be little we can do "day to day," other than to wait for those tasks to be completed by them, circumstances that will largely be beyond our direct control. We will also have to wait for prospective joint partner candidates to "get back to us" while they review the materials we will have furnished them. If and when we are waiting for such persons "to get back to us," there is little that we will be able to do on a "day to day" basis.

Resulting Situation in the Event That a Successful Exploration Program Were Completed. It is noteworthy that even if we were to complete a successful mineral exploration program and we successfully identify a mineral deposit (something to which there can be no assurance whatsoever), we will still have to raise substantial additional funds in order to undertake further drilling and engineering studies (i.e., development) to determine if that mineral deposit does in fact have commercial viability. In short, there are three basic categories of operation in mining: exploration, development, and extraction. Put another way, if in fact we embark upon and undertake a successful mineral exploration program, we would still be required to complete the second phase, namely, that of "developing" the claims in order to undertake actual mineral extraction. We can make no assurance that we can complete a successful exploration program or, that if we do, it would lead to further development of the mineral claims, let alone the successful development, for extraction purposes, of the mineral claims.

Current Status of Our Leased Mineral Claims. In accordance with generally accepted accounting principles, we have valued our lease of the North Beck Claims at zero on our balance sheet. See Part F/S of Part II below, located on page F-1 thereof. In spite of this accounting valuation, a valuation that is required because the mineral claims have no "proven reserves," management nonetheless believes that the North Beck Claims have value for exploration purposes, though this remains to be fully and completely determined. This belief, among other reasons, is based on the fact that the Coombs Family has been able to lease the North Beck Claims in the past to mining companies that were knowledgeable and informed about the Tintic Mining District and its precious metals and overall mining potential. Management's belief that the North Beck Claims have value for exploration purposes is also based on the fact that there are two large mines or mining shafts on the mineral claims, one of which is approximately 1,600 feet deep, another of which is 1,000 feet deep. See heading in the "Description of Property" Item below titled "The Sacramento Mine" and the additional heading below titled "The North Beck Mines or Shafts." This exploratory activity required considerable historical investment and activity. In order to test or determine management's good faith belief as to the potential value of the North Beck Claims, we will need to prepare a mining or minerals report and then, we will need to do what we can to further explore the mineral claims. This will require substantial additional capital to be provided by a prospective mining partner/joint venturer. In the event that Valley High cannot engage or entice a prospective mining partner or joint venturer to explore the North Beck Claims, management may have to consider other business options, such as ceasing operations altogether or merging or reorganizing with another business or entity not engaged in mining or the mining industry.

Possible Assistance of Third Parties in Obtaining an Exploration Partner or Joint Venturer. Assuming we need third parties to assist us in contacting interested mining partners/joint venturers, management intends to compensate any such person or firm on a contingency basis. No up front cash will be paid to anyone for such services, particularly when we lack any cash for any such purpose in any event. We thus intend to defer any compensation that might be due or owed any such person, consultant, advisor or broker-dealer until such time a partnership transaction can be finalized and we can be assured that, but for them, we would not have entered into such a transaction. If we engage outside advisors or consultants in our search for an exploration partner or joint venturer, we will have to make a determination as to how such persons will be compensated. At present, we have no intention of hiring or retaining, on a contingency basis, any outside advisors or consultants for this purpose.

Employees. As stated elsewhere in this document, we do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and to continue our search for partners, joint venturers and other funding opportunities.

Future Need to Obtain a Mineral Exploration Permit from DOGM. In the event that we obtain the mining partners necessary to engage in a mineral exploration program, we, or our partner(s), will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. See the section in Item 1 above discussing the exploration permitting process in Utah. We do not at this time know what the cost of going through the permitting process, however, based on recent discussions with DOGM, we do not believe this cost would be substantial. Reference is made to the section above titled "Regulatory Process Involved in Obtaining An Exploratory Mining Permit" in which we explain the exploration permitting process in Utah. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore the North Beck Claims.

Cost of Engaging in a Mineral Exploration Program Unknown. Assuming that we do in fact locate an interested partner or joint venturer willing to finance a mineral exploration program, we have no current way of predicting what a mineral exploration program on the North Beck Claims, specifically, the Sacramento and North Beck Mines, would ultimately cost, let alone any stages or phases thereof. This is because our management has not only never engaged in actual mineral exploration before (i.e., drilling activity), but we do not currently know how or where any such mineral exploration partner or joint venturer would want to go about exploring the North Beck Claims. This would obviously depend upon a multitude of factors currently far beyond our control and expertise, not the least of which is what the goal of such a program would be and where it would best commence, i.e., in the Sacramento Mine, the North Beck Mine, or elsewhere on the mineral claims, factors within the province of those persons financing and directly engaging in the same with us.

Item 3.  Controls and Procedures

We maintain controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were adequate. As a result of its evaluation, we have made no significant changes in our internal controls or other factors that could significantly affect the controls and other procedures already in place.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None, other than the restricted shares issued to a Utah limited liability company over a year and a half ago in order to acquire our 470 acres of leased mineral claims. No proceeds were generated by this transaction. The restricted stock issuance was lease consideration.

Item 3.  Defaults upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None, other than when we changed our domicile to Nevada approximately a year and a half ago, a transaction that was approved by a majority of our stockholders.

Item 5.  Other information.

     We are not aware of any other information that should be reported on this form.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

          (b)  Reports on Form 8-K

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VALLEY HIGH MINING COMPANY
                                 (Issuer)


Dated:  October 26, 2005
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  October 26, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  October 26, 2005

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)