Form 10QSB/A
period 2005-06-30
Valley High Mining CO
filed 2005-12-02
CIK 1301838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                       ----------------------------

                             FORM 10-QSB/A-1

                        ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the second quarter ended June 30, 2005
                                  -------------

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

                 PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                     For the Six Months Ended

                          June 30, 2005

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                        PAGE

     Unaudited Condensed Balance Sheet as of June 30, 2005                2

     Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2005 and 2004 and for the period from re-entering of exploration stage on April 19, 2004 through June
     30, 2005                                                             3

     Unaudited Condensed Statements of Cash Flows, for the six
     months ended June 30, 2005 and 2004 and for the period from re-entering of exploration stage on April 19, 2004 through June
     30, 2005                                                             4

     Notes to Unaudited Condensed Financial Statements                5 - 9

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS


                              ASSETS


                                                        June 30,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $        10
                                                      ___________
        Total Current Assets                                   10
                                                      ___________
                                                      $        10
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $         -
  Related party advances                                    6,867
                                                      ___________
        Total Current Liabilities                           6,867
                                                      ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,313 shares issued
   and outstanding                                          5,281
  Capital in excess of par value                          746,093
  Retained deficit                                       (751,374)
  Deficit accumulated during the
   exploration stage                                       (6,857)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (6,857)
                                                      ___________
                                                      $        10
                                                      ___________




The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                              For the Three  For the Six  From the re-entering
                              Months Ended   Months Ended   of Exploration
                                June 30,       June 30,    Stage on April 19,
                           _________________________________   2004 Through
                              2005     2004   2005   2004     June 30, 2005
                           ________ ________ _______ _______  _______________
REVENUE                    $      - $      - $     - $     -    $       -

EXPENSES:
 General and administrative    1,566   2,700   2,518   4,277        6,857
                           _________ ______ _______ _______    _________

LOSS FROM OPERATIONS          (1,566) (2,700) (2,518) (4,277)      (6,857)
                           _________ _______ _______ _______    _________

CURRENT TAX EXPENSE                -       -       -       -            -

DEFERRED TAX EXPENSE               -       -       -       -            -
                           _________ _______ _______ _______    _________
NET LOSS                   $  (1,566)$(2,700)$(2,518)$(4,277)   $  (6,857)
                           _________ _______ _______ _______    _________
LOSS PER COMMON SHARE      $    (.00)$  (.00)$  (.00)$  (.00)   $    (.00)
                           _________ _______ _______ _______    _________



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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                              For the Three  For the Six  From the re-entering
                              Months Ended   Months Ended   of Exploration
                                June 30,       June 30,    Stage on April 19,
                           _________________________________   2004 Through
                              2005     2004   2005   2004     June 30, 2005
                           ________ ________ _______ _______  _______________
Loss from operations
available to common
shareholders (numerator)   $ (1,566)$ (2,700)$ 2,518)$(4,277)   $   (6,857)
                           ________  _______ _______  ______    __________
Weighted average number of
common shares outstanding
during the period used in
loss per share
(denominator)             5,281,313 5,281,313 5,281,313 5,281,313 5,281,313
                          _________ _________ _________ _________ _________

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Contingent Liabilities - The Company has not been active for 20 years, since it discontinued its energy related and real estate operations. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because the likelihood that a 20-year old liability would not still be valid, no amount has been accrued in these financial statements for any such contingencies. Further, some accounting and other records were lost during the years of inactivity. Between 1983 and 1985 there were 18,440 shares of common stock issued for which the exact date of issuance and valuation is not known. Management has estimated that these shares had a fair market value of $0.02 and $0.03 at time of issuance. The possibility exists that if the valuation is wrong then additional paid-in capital and retained deficit could be understated. Management does not believe that this possible misstatement would be material to the Company.

Mining Lease Agreement - In April 2004 the Company entered into a mining claims lease with North Beck Joint Ventures, LLC, which has an initial 5 year term but may be renewed for successive 5 year periods. Under this leasing agreement the Company shall perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $15,000 for each successive five-year term. All costs expended for work in excess of $15,000 for any five-year term shall accrue and be applied to the work commitment for the next successive five-year term only. However, the maximum amount that can so accrue for the next succeeding lease term shall be no more than $15,000. If the Company does not perform work in the amount of the entire $15,000 minimum expenditure, the Company shall pay lessor the amount of any such shortage in cash. The Company also has agreed to pay the Lessor a 3.5% net smelter production royalty on all mineral bearing ores. As part of the agreement the Company is receiving a $30,000 credit which will apply against the production royalty payments.

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

                 NOTES TO FINANCIAL STATEMENTS

NOTE   8   RESTATEMENT

The Company has restated its financial statements for the periods ended June 30, 2005 and 2004. Certain stock issuances during the years 1980 through 1985 were not properly recognized and accounted for in the original financial statements.

At June 30, 2005 and 2004, this restatement had no effect on total assets or total liabilities, nor did it have any effect on net income (loss) or earnings per share for any period presented. The effect of adjusting the valuation of these stock issuances was to increase additional paid in capital and to increase retained deficit.

The following table highlights the significant areas of change from those previously reported:

                                         Period Ended June 30, 2005
                                   _________________________________________
                                      As previously
                                       Reported     Restated
                                       June 30,     June 30,
                                         2005         2005       Change
                                   ____________   ____________  ____________
  Total assets                     $         10   $         10  $          -
                                   ____________   ____________  ____________
  Net income (loss)                $     (2,518)  $     (2,518) $          -
                                   ____________   ____________  ____________
  Basic earnings per share         $      (0.00)  $      (0.00) $          -
                                   ____________   ____________  ____________
  Capital in excess of par value   $    120,037   $    746,093  $    626,056
                                   ____________   ____________  ____________
  Deficit accumulated during the
    exploration stage              $   (125,318)  $   (751,374) $   (626,056)
                                   ____________   ____________  ____________


                                         Year Ended December 31, 2004
                                   _________________________________________

                                    As previously
                                       Reported      Restated
                                     December 31,   December 31,
                                         2004         2004         Change
                                   ____________  ____________   ____________
  Net income (loss)                $     (4,339) $     (4,339)  $          -
                                   ____________  ____________   ____________
  Basic earnings per share         $      (0.01) $      (0.01)  $          -
                                   ____________  ____________   ____________

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


                           VALLEY HIGH MINING COMPANY
                                 (Issuer)


Dated:  November 29, 2005
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  November 29, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 29, 2005

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)