Form 10QSB
period 2005-09-30
Valley High Mining CO
filed 2005-12-05
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

        For the third quarter ended September 30, 2005

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


     Class                            Outstanding as of November 8, 2005
-----------------                  ----------------------------------------
Common Capital Voting Stock,             5,281,313 shares
$0.001 par value per share


                  FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.

                PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                     For the Nine Months Ended

                       September 30, 2005

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                        PAGE

     Unaudited Condensed Balance Sheet as of September 30, 2005           2

     Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2005 and 2004 and for the period from re-entering of exploration stage on April 19, 2004 through
     September 30, 2005                                                   3

     Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2005 and 2004 and for the period from re-entering of exploration stage on April 19, 2004 through
     September 30, 2005                                                   4

     Notes to Unaudited Condensed Financial Statements                5 - 8

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET


                              ASSETS


                                                     September 30,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $        89
                                                      ___________
        Total Current Assets                                   89
                                                      ___________
                                                      $        89
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     1,217
  Related party advances                                   13,317
                                                      ___________
        Total Current Liabilities                          14,534
                                                      ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,313 shares issued
   and outstanding                                          5,281
  Capital in excess of par value                          746,093
  Retained deficit                                       (751,374)
  Deficit accumulated during the
   exploration stage                                      (14,445)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (14,445)
                                                      ___________
                                                      $        89
                                                      ___________




The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                              For the Three  For the Nine From the re-entering
                              Months Ended   Months Ended   of Exploration
                              September 30,  September 30, Stage on April 19,
                           _________________________________   2004 Through
                              2005     2004   2005   2004   September 30, 2005
                           ________ ________ ________ _______  _______________
REVENUE                    $      - $      - $      - $     -    $       -

EXPENSES:
 General and administrative   7,588       41   10,106   4,318       14,445
                           ________ ________ ________ _______    _________

LOSS FROM OPERATIONS         (7,588)     (41) (10,106) (4,318)     (14,445)
                           ________ ________ ________ _______    _________

CURRENT TAX EXPENSE               -        -        -       -            -

DEFERRED TAX EXPENSE              -        -        -       -            -
                           ________ ________ ________ _______    _________
NET LOSS                   $ (7,588)$    (41)$(10,106)$(4,318)   $ (14,445)
                           _________ _______ _______ _______    _________
LOSS PER COMMON SHARE      $    (.00)$  (.00)$  (.00)$  (.00)   $    (.00)
                           _________ _______ _______ _______    _________



The accompanying notes are an integral part of these unaudited financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From the
                                                               Re-entering
                                                              of Exploration
                                                                 Stage on
                                         For the Nine Months   April 19, 2004
                                         Ended September 30,      Through
                                      ______________________   September 30,
                                         2005        2004           2005
                                      __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                            $  (10,106) $   (4,318)  $     (14,445)
    cash used by operating activities:
    Change in assets and liabilities:
      Increase in accounts payable             -           -               -
                                      __________  __________    ____________
       Net Cash Provided (Used) by
       Operating Activities              (10,106)     (4,318)        (14,445)
                                      __________  __________    ____________
Cash Flows from Investing Activities:

        Net Cash (Used) by
          Investing Activities                 -           -               -
                                      __________  __________   _____________
Cash Flows from Financing Activities:
  Proceeds from accounts payable           1,217           -           1,217
  Proceeds from related party advances     8,895       4,422          13,317
                                      __________  __________   _____________
        Net Cash Provided by
          Financing Activities            10,112       4,422          14,534
                                      __________  __________   _____________
Net Increase (Decrease) in Cash                6         104              89

Cash at Beginning of Period                   83           -               -
                                      __________  __________   _____________
Cash at End of Period                 $       89  $      104   $          89
                                      __________  __________   _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -   $           -
    Income taxes                      $        -  $        -   $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2005:
     None

  For the nine months ended September 30, 2004:
     The Company issued 5,000,000 shares of common stock to acquire mining claim rights which have been valued at the shareholder carryover basis of $-0-.


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

     Condensed Financial Statements   The accompanying financial statements
     have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At September 30, 2005 and December 31, 2004, respectively, the Company had 5,281,313 and 5,281,313 shares issued and outstanding.

     In April 2004, the Company issued 5,000,000 shares of common stock. The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

     Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2005, an operating loss carryforward of approximately $14,445, which may be applied against future taxable income and which expires in various years through 2025.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,150 and $650 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2005 is approximately $1,500.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the nine months ended September 30, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Related Party Advances - An officer/shareholder of the Company or entities related to an officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At September 30, 2005 and December 31, 2004, respectively, the Company owed the related parties $13,317 and $4,422. The advances bear no interest and are due on demand.

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                              For the Three  For the Nine From the re-entering
                              Months Ended   Months Ended   of Exploration
                              September 30,  September 30, Stage on April 19,
                           _________________________________   2004 Through
                              2005     2004   2005   2004   September 30, 2005
                           ________ ________ ________ _______  _______________
Loss from operations
available to common
shareholders (numerator)   $ (7,588)     (41)$(10,106)$(4,318)   $ (14,445)
                           ________ ________ ________ _______     ________
Weighted average number of
common shares outstanding
during the period used in
loss per share
(denominator)             5,281,313 5,281,313 5,281,313 3,274,014 5,281,313
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

Item 2. Management's Discussion and Analysis or Plan of Operation

Valley High Mining Company ("Valley High" or "Company") is engaged in precious metals mineral exploration. In particular, it is our intent and objective to obtain a partner or joint venturer with the funding and expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, west of the town of Eureka, Utah (hereinafter "The North Beck Claims" or "our mineral claims"). These mineral claims contain two relatively deep mines or mining shafts that one of which was dug prior to 1898 and another of which was dug between 1920 and 1922. One of such mining shafts is approximately 1,600 feet; the other is approximately 1,000 feet deep.

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

Having been dormant since the early 1990's, we have been in the process of reactivating ourselves, changing our domicile from Utah to Nevada, acquiring, by lease agreement, the mineral claims that we now control, obtaining audited and other financial statements, and the filing, on March 31, 2005, of a Form 10-SB registration statement with the Commission. We are now in the position of pursuing and evaluating the possible future exploration of the patented mining claims we acquired by lease agreement ("the North Beck Claims") last year. Prior to the acquisition of the North Beck Claims by lease agreement with an affiliated party and the filing of our initial registration statement on Form 10-SB on March 31, 2005, we had been dormant and inactive for over 15 years.

PLAN OF OPERATION

Activity during the Quarter. During our third quarter ended September 30, 2005, we did not conduct any business activity that resulted in revenues. All of our activities during the quarter were devoted towards further reactivating ourselves, responding to comments received by the Commission on our second amended Form 10-SB/A registration statement, and pursuing the completion of Phase One of our business plan which involves, at this point, amassing, collecting and compiling all information available on our mineral claims. We have made progress in this regard since our last quarterly report and what success we have had in uncovering information about our mineral claims is summarized in our Plan of Operation discussion below.

The cash in our checking account on September 30, 2005, was approximately $90. As of the date of this report, the cash in our checking account is $800, an amount of money advanced by our sole officer and director during the fourth quarter to pay auditor, "in-house" accounting, and Edgarization fees and expenses incurred by us since June 30.

During 2004, our sole officer and director advanced us $4,422. During the first quarter of 2005, he advanced us approximately $1,566. During the second quarter ended June 30, and in order to pay accounting and transfer agent fees and expenses incurred during the previous quarter, our president, John Michael Coombs, advanced us another $1,000. During the third quarter, the period covered by this report, Mr. Coombs advanced us an additional $6,450, all but $800 of which has been used to pay accounting and auditing fees and expenses, not to mention Edgarization costs and expenses. Last month we paid our auditors approximately $1,200 for the cost of their June 30 review. We currently owe our "in-house" accountant approximately $500. We also owe our auditors additional fees for their review of this report, a bill for which we have not yet received. Last month we paid our Edgarizer $1,066 for Edgarizing and filing our third amended registration statement and our second quarter Form 10-QSB. As of the date of this report, we shall owe our Edgarizer a few hundred dollars for the cost of Edgarizing our amended second quarter 10-QSB (which contains revised financial statements) and this Form 10-QSB for our third quarter ended September 30. We have no other outstanding bills or payables as of the date of this report.

Summary of Our Plan of Operation. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of patented mining claims which together comprise slightly over 470 acres of ground located in Cole Canyon, west of the town of Eureka, in Juab County, Utah. These mining claims contain two mining shafts or mines known as the Sacramento and the North Beck Mines.

Our overall business methodology and plans consist of two Phases (1) complete the work sequences or milestones necessary to generate a geological report on our mineral claims (with proposed targets) in order to attract an interested joint venturer or partner; and (2) to contact prospective joint venturer mining companies and other prospective partners interested in conducting and financing an exploration program on the North Beck Claims. As set forth below, we characterize this coordinated, phased effort as Phase One and Phase Two, respectively, of our overall business plan. The following is a summary of these Phases, the former of which includes a proposed work or milestone sequence that must be completed in order to prepare and complete a geologic report on our mineral claims. Phase Two is the stage in which we will be prepared to search out and contact possible exploration joint venturers or partners for the purpose of implementing an actual mining exploration program on our mineral claims, specifically, to re-open, re-work and re-explore the mineral potential within the Sacramento and North Beck Mines or, to even explore other areas and targets on our claims. We are in the process of completing step, sequence or milestone No. 1 of Phase One below.

Upon completion of Phase One of our business plan and plan of operation, we will enter Phase Two of our business plan. In Phase Two, we shall distribute our mining report to interested parties, conduct mineral claim tours, and otherwise actively seek out and investigate potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and mining expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Claims.

PHASE ONE

Work Sequences or Milestones to Be Completed in Advance of Seeking Out Exploration Partners/Joint Venturers. We have identified a 2-part work sequence or list of milestones that we, in conjunction with our expert, intend to complete over the next 6 months in order to approach and target prospective exploration partner or joint venture candidates. Our sole officer and director, Mr. Coombs, or our lessor, North Beck Joint Venture, LLC, has agreed to finance and advance the costs necessary to complete these two work sequences or so-called preliminary "milestones." We consider this Phase One of our business plan. In order to complete Phase One, we have hired a geologist and environmental engineer for this purpose. His name is Bruce Yeomans. While this individual is very familiar with the Tintic Mining District, unfortunately he is currently busy with other full-time employment. Currently and through the winter, he shall be employed by a Canadian mining company doing extensive mineral exploration work in Carlin, Nevada. As a result of our realizing how busy Mr. Bruce Yeomans, our current consulting geologist, is, we have contacted three other consulting geologists, one of whom actively prepares such reports and has a mining exploration company located in Kaysville, Utah. This company employs geologists and thus prepares the type of geological report we are eager to have completed. It is also our understanding that this individual is knowledgeable about the Tintic Mining District where our claims are located. Though we have not entered into a formal agreement with this consulting geologist or his exploration company, we believe, at this time, that this consulting geologist and his company are willing to assist us in the preparation of a necessary report.

The following explains each of our two (2) work sequences comprising Phase One of our business plan and plan of operation, more specifically, when each is expected to commence and be completed, and the estimated expenses associated with each such milestone or sequence.

Work Sequence or Milestone No. 1. To locate and collect all existing or known data previously compiled on the claims.

Within the last 4 to 6 weeks, we have made substantial progress in completing this work sequence or milestone. Prior to recently pursuing this work sequence or milestone in earnest, the basic information known by us about the North Beck Claims has been contained in an extensive report on the area done in 1957 by The Bear Creek Mining Company. This report is known as the Jenny Lind Project Report and it covers a much wider and expansive geologic area than our 470 acres of mineral claims. This report does not mention the Sacramento Mine, another mine located on our mineral claims. Other than this report, the only other information of any significance we have had on our mineral claims (other than by means of some maps) was provided to us in May 2001 by the Abandoned Mine Reclamation Program, a project or program overseen by the Utah Department of Oil, Gas & Mining (DOGM). This information included, among other things, information concerning the exact depths and locations of the Sacramento and North Beck Mines.

Last month, in October, after the end of the last quarter and as we reported in our last Form 10-QSB, we contacted the Utah Department of Oil, Gas & Mining
(DOGM) to determine what information they had in their archives, if any, on the North Beck Claims. As we reported, they have no specific drilling, testing or assay information on the Tintic Mining District in their records or computers prior to 1975. Also, as previously reported, we also contacted and were informed by The Juab County Recorder in Nephi, Utah, that it does NOT possess any information regarding what types of excavations were historically done in the Tintic Mining District, let alone the results of those tests or excavations. The only information they keep or maintain are ownership records of patented and unpatented mining claims located within Juab County. They referred us to the Utah office of the federal Bureau of Land Management (BLM) and, after faxing the BLM the legal descriptions of the North Beck Claims for them to research, we were informed that they appear to have no information on our mineral claims, though they represented that they would keep looking and that they would also look at existing and available old plats to determine if they could uncover additional information for us. The exact nature of the BLM's information thus remains to be determined.

Since the foregoing, which was reported in our last Form 10-QSB, we have done the following additional research and contacted the following entities and individuals, and found out the additional information below, all in order to complete this crucial milestone or work sequence:

     1. In late October, we met with a former principal of Centurion Mines Corporation who is a geologist and who is familiar with the North Beck Claims and surrounding area. It also turns out that another company with which he is affiliated recently obtained control, from Chief Consolidated Mining, of the Bullion Beck Property which adjoins our claims to the east. This geologist indicated that in Centurion's storage facilities, he was quite certain that information on the geology and possibly some assay or production information was available concerning the North Beck Claims, though he did not believe that the North Beck Claims ever had significant historical production. At our meeting, this individual brought an 1898 map of the Tintic Mining District and the Sacramento Mine appeared on such map. Accordingly, there can be little dispute that the Sacramento Mine located on our claims was dug or excavated prior to 1898. At this meeting, we also learned that the geology on the Bullion Beck Property to the east of us trends into the North Beck Claims and therefore, what geologic formations are known on the Bullion Beck Property would appear, according to this individual, to continue into our mineral claims. If so, this means, among other things, that the Sacramento and North Beck Mines might not be the best place to engage in an exploration program but instead, exploring in an area closer to the main road or highway leading to and from Eureka might afford a better opportunity for exploration. This was merely a casual opinion of a geologist knowledgeable about the area and its geology. This individual also indicated that he would be happy to assist our consulting geologist in his or her preparation of a final geologic report on our mineral claims, i.e., the second milestone in this Phase One of our business plan. Finally, this individual also later mailed us a map of the region dated in 1932 and which identifies all of the mining claims in the general area. On this map and unbeknownst to us previously are markings indicating additional holes dug or drilled on our claims, claims specifically identified as the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and, of course, the Sacramento. At this time, we do not know the precise significance of these small black marks or squares on the map but they would appear to indicate additional mining exploration activity on our mineral claims, possibly additional mining shafts, "prospecting pits" or shallow shafts less than 500 feet deep.

     2. During October and as mentioned in our last quarterly report as something we intended to do, we were able to locate and then speak with Chief Consolidated Mining Co.'s remaining employee or point man in Eureka, Utah, who remains in charge of what operations they continue to have there. This individual indicated that he would see what information he could find on the North Beck Claims. As previously reported by us, Chief Consolidated Mining was the largest mining operator in recent years in the Tintic Mining District, though their operations have been wound down considerably as a result of a consent decree they signed with the EPA in 2004. On November 10, 2005, we followed up with this individual who indicated that he had located maps and the claim numbers of our claims but nothing else. He did indicate that he had other places to look for records and hadn't had time to look there. He indicated that he would look further for geologic, assay and production information or records, if available, and get back to us. We anticipate hearing back from him within the next two or three weeks. If not, we will call him again.

     3. During late October, and at the suggestion of the BLM, we contacted the Utah Geological Survey, a state agency, to determine what information, if any, they possessed on the North Beck Claims. We were informed that, like DOGM, they too did not possess any such information in their computers going back to the 1800's or early 1900's. However, a principal with the Utah Geological Survey did direct us to three other sources. First, it turns out that the University of Utah has digitized all the old newspapers from the active mining days, newspapers that include but are not limited to The Eureka Reporter and The Salt Lake Mining Review. These and several other newspapers are available on-line at www.lib.utah.edu/digital/unews/. Second, we were informed that the Clinton Administration closed the U.S. Bureau of Mines in 1995 and all of the information it possessed on mining activity in the Tintic Mining District and elsewhere was turned over to the U.S. Geological Survey. With regard to the first of these sources, we have since found 37 newspaper articles in The Eureka Reporter concerning the North Beck Mine. For example, we learned that it was excavated between 1917 and 1922. We also learned that it is 1,600 ft. deep, not 1,000 ft. deep as previously thought, and that excavation laterally, that is, through drifts or stopes, was undertaken at the 1,200 ft. level. We also did a search of the words "North Beck" in The Salt Lake Mining Review. In doing so we found an article dated October 15, 1924, titled "NORTH BECK, IN TINTIC DISTRICT, ABSORBS VALUABLE ADJOINING MINES." In this article it is reported, among other things, that on our West Cable Claims (claims which comprise The North Beck Claims) there are two mining shafts approximately 500 ft. deep each. It further discloses that on our Black Warrior Claim (a claim also comprising the North Beck Claims) there was, at that time, a shaft 300 ft. deep. At the time, the Sacramento shaft was determined to be 600 ft. deep. Some of the geology involved with these shafts is discussed in the article, though this information is not relevant for purposes of this quarterly report. This information is significant because heretofore we did not know that there were more than two mining shafts on our mineral claims, nor did we know that there is additional geologic information uncovered as a result of these additional excavations on our claims.

     4. In October and based on information provided us by the Utah Geological Survey, we contacted the U.S. Geological Survey's Utah office. Unfortunately, their Utah office only handles natural resources and water issues. We thus contacted the national office by both e-mail and telephone. In response, we were informed us that, other than certain reports, the U.S. Bureau of Mines' information was never digitized. Those records or documents that were digitized were provided to the National Technical Information Service (NTIS), a division or sub-agency within the U.S. Department of Commerce. Upon contacting NTIS, we learned that they are only able to retrieve a document if the title of the document or the author of the document is identified. While NTIS did a search for us, the only information they were able to find relative to the Tintic Mining District involved the Tintic Standard Mine in The Eastern Tintic Mining District. The geology of the Tintic Standard property far to the east of our claims is unrelated, geologically, to the North Beck Claims and therefore, we did not order a copy of this report. Ironically, NTIS also informed us that nearly all of the U.S. Bureau of Mines' information was turned over, in 1995, to the Bureau of Land Management (BLM), a division of the U.S. Department of Interior. This information is inconsistent or at odds with what the Utah office of the BLM told us itself during the last quarter. Accordingly, on November 10, 2005 we re-contacted the BLM by phone and in writing and asked them to check into whether they have any U.S. Bureau of Mines' records relative to the Tintic Mining District and, in particular, to mining claims at one time owned by the North Beck Mining Company. In fact, we faxed them the deed of our mining claims which lists by name and claim number all 24 claims. We also styled our written request as a Freedom of Information Act request. They have yet to get back to us. However, the Utah office of the BLM has since called us and indicated that they have copies of the original mining patents recorded. We have not ordered copies of these because ownership of our claims is not in dispute and unless such occurs, we do not believe there would be a reason to obtain copies of this information. At least we do know where copies are.

          In addition, having e-mailed the USGS, we received e-mails from the Alaska division of the USGS. They informed us that the federal archives in Denver and the federal records depository, also in Denver, may possess U.S. Bureau of Mines records. In early November we e-mailed the associate director of the federal archives, which is affiliated with the federal records depository, a man named John Mangers. He has informed us that he has forwarded our e-mail requests for information on the North Beck Claims on to appropriate parties within these agencies. We have yet to hear back from him or anyone else associated with either the archives or the federal records depository. We expect to. If we don't we will contact him again.

     5. In late October/early November, we contacted Region VII of the Environmental Protection Agency (EPA) in Denver. Specifically, we spoke with the Senior Enforcement Specialist of the Technical Enforcement Program who oversaw the EPA's Super Fund Site clean-up operations in Eureka over the last three years. His name is Mr. Mike Rudy. This individual indicated to us that the North Beck Claims were outside of their Eureka clean-up site and therefore, he did not believe the EPA possessed extensive information on our mineral claims. While he thought that they had production and assay records, it turned out, after a search, that they did not. This was disappointing to us. Nonetheless, the EPA did send us excerpts from a Mineral Resources publication of the Dept. of Interior from 1883, some 1989 excerpts from the Utah Minerals Yearbook, excerpts from old publications discussing the North Beck properties, and a map of the area showing various mines and mining shafts. What is significant, however, about this information is that one of the documents provided by the EPA and appearing to be an old mining directory discloses that the North Beck Mining Company's property had five (5) mining shafts on it. Looking at the 1932 map of the area discussed in paragraph 1 above, one observes five different black marks or squares indicating mining activity of some sort. This document provided by the EPA may thus be a reference to the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and the Sacramento claims mentioned in paragraph 1 above, all of which comprise part of the 24 separate mineral claims constituting the North Beck Claims. As indicated above and elsewhere herein, we do not yet know. We are still investigating.

     6. Having learned about additional possible mining shafts and their names, or the names of the claims they are on, we went back and looked at 2001 records we obtained from the Utah Abandoned Mine Reclamation Program. In one of the documents titled "Tintic Project Specs," it mentions several mine sites west of Eureka in Cole Canyon, the exact area our mineral claims are located in. Among others, these mine sites are: the two North Beck holes, 3 Black Warrior holes, several Dagmar holes, the North Western Group site 2 and the St. Louis Group sites. Again, these are all identified in the document as being located west and north of Eureka in Cole Canyon, precisely where our claims are located. This would put these particular sites on or near our claims and if so, this is information we previously weren't aware of. At the same time, looking at our deed (a copy of which is an exhibit to our 10-SB/A registration statement), it is clear that the North Beck, the Black Warrior Claims and the St. Louis # 1, 2, 3 and 4 Claims do comprise our property. Accordingly, it would appear that there are in fact old mining shafts on these particular claims of ours.

          In addition, in a second document provided us by the Utah Abandoned Mine Reclamation Program and titled "Section 0300 Specific Site Requirements," it mentions, in addition to the Sacramento Mine or Site, a "Cole Canyon Prospect Site" located south of the Sacramento. It further identifies a "Cole Canyon South Site" which is also identified as south of both the Sacramento and the Cole Canyon Prospect Site. It is possible that these 2 additional sites are on our mineral claims unless they are so far south of the Sacramento that they are across the road/highway further to the south. (In fact, a small portion of one of our claims actually crosses the highway.) The document identifies them as the more dangerous holes to the residents of Eureka and thus, it appears that they are near the highway. Once again, our claims border and go slightly over or beyond the highway. The geologist we mentioned in paragraph 1 above had mentioned to us that exploration near the highway appeared to him to be more promising, geologically, for us than re-opening the North Beck or Sacramento Mines, particularly because of this location's proximity or geologic relationship to the Bullion Beck Property to the east. In fact, according to this geologist, the Jumbo Claim which comprises our claims and which adjoins the Bullion Beck Properties is closer to the Eureka highway and therefore, it may contain favorable possibilities for exploration. Having not completed Work Sequence or Milestone No. 2 below, we don't know for certain.

          In the 1924 article on North Beck Mining Company in The Salt Lake Mining Reporter, it mentions that the West Cable claim has two 500 ft. shafts. It also mentions a Black Warrior shaft which is 300 ft. deep. As per information furnished us by the Abandoned Mine Reclamation Program, there later apparently became at least 3 Black Warrior shafts, having depths of 500+ ft., 100+ ft. and 50 ft. We have found no other references to any West Cable shafts or mines and they are not indicated in the Abandoned Mine Reclamation Program information. It could be that they have come to be known by another name(s) or that the Abandoned Mine Reclamation Program was not concerned about them for some reason. Perhaps they were long ago closed and covered over. We don't yet know.

     7. In early November and at the direction of the EPA, we called The Tintic Mining Museum in Eureka to determine if and to what extent they had any production or assay records concerning the Sacramento and North Beck Mines. They responded that they did not but, as set forth above, they directed us to the University of Utah's website which contains articles from The Eureka Reporter and The Salt Lake Mining Review, articles currently going back to 1902.
          We were told that spending a lot of time pouring over these articles would likely uncover a lot of information about our claims that we are not presently aware of.

     8. During November, we had discussions with Mr. Mark Mesch, the director of the Utah Abandoned Mine Reclamation Program, concerning mining shafts on our mineral claims that have been closed up or covered over since the 1980's. Mr. Mesch has sent us a map showing that approximately 23 to 24 holes and shafts have been covered over in the Cole Canyon area since the 1980's. This is the area in which our mineral claims lie. Many of these holes or shafts are on our mineral claims though, as of this date, we aren't certain of which are which. This is because when the Abandoned Miner Reclamation Program closes up shafts, they do not identify the shaft by its name but by its GPS coordinates. In order to learn which holes or shafts are on our mineral claims, assuming that this is important for Work Sequence No. 2 below, we will be required to superimpose our claims map upon such map. We also learned in November from Spectrum Engineering, an independent contractor located in Billings, Montana, and who has been hired by the Abandoned Mine Reclamation Program, that one of our claims called the Peru Claim has a 100 foot mining shaft that the Abandoned Mine Reclamation Program intends to cover over in the spring. Prior to this, we did not know that our Peru Claim had a mining shaft on it.

Based on the considerable progress we have recently made in this regard to completing this work sequence, all as set forth above, including the obtaining of two new maps we hadn't known about or seen before, one of which identifies various mining shafts on our property, we believe that we have sufficiently completed this work sequence or milestone as necessary to commission or hire a consulting geologist to write us a report. We have also come realize that the consulting geologist we hire to write our report (i.e., to complete work sequence or milestone no. 2 below), particularly if it is a company engaged in the geological consulting business, will likely have geologic information on our claims that we lack and which we are unable to locate through our own layman resources, for example, through NTIS, the BLM or the U.S. Geological Survey. For this reason, we are now proceeding with the next work sequence or milestone below and if we discover more information about our claims in the meantime, we will pass that information on to our consulting geologist.

Work Sequence or Milestone No. 2. To hire or commission a suitable consulting geologist or geology company, preferably with experience and knowledge of the Tintic Mining District, to prepare and complete a detailed report on our mineral claims for generating investor interest.

Our consulting geologist that we identified in our last quarterly report, Mr. Bruce Yeomans, is, as was reported, extremely busy with other consulting work in Nevada. He and a stockbroker specializing in mining stocks referred us to three additional consulting geologists, all of whom are reputed to be familiar with, and knowledgeable of, the Tintic Mining District. The first one we contacted in Denver, Colorado, works full time for a mining company and was unable to help us. A second geologist to whom we were referred resides in Salt Lake City who, upon speaking with him, is basically retired and does not write reports any more. Both of these geologists, including Mr. Yeomans, highly recommended a geological and mining exploration company located in Kaysville, Utah, known as North American Exploration, Inc. ("North American"). Its principal owner, it turns out, is familiar with the Tintic Mining District. We have since been in discussions with principals of this company and on November 15, 2005, we drove to Kaysville and met with the principal owner of North American. At that meeting, we furnished him all records that we have on our mineral claims, including but not limited to all maps in our possession, all files and records from the EPA and the Abandoned Mine Reclamation Program and a file on all efforts we had made, so far, to track down any information compiled by the U.S. Bureau of Mines. North American has agreed to replace Mr. Yeomans and act as our new geological consultants. They have also been retained by us to write us a report necessary to generate investor interest. We are not aware, at this point, when such report will be completed. A visual inspection of our claims will be necessary. However, one good piece of information: we were told that, being in the geology business, North American may be able to track down and find out what assay or production records exist on the mining shafts located on our property. We believe that this is excellent news because it would obviate the need to continue to obtain such records from the now dissolved U.S. Bureau of Mines.

We do not know what this report will cost but our sole officer and director or North Beck Joint Venture, our lessor, has also agreed to advance this cost when the data is available in order for our consulting geologist to prepare it. Based on our meeting with North American Exploration, we suspect that it will cost no more than $3,000 but we do not know for certain. Part of it will depend on how much time it takes to write such a report, how much research is involved, how much visual and physical inspection of the 470 acres is necessary, and, of course, how complicated it is. Once this report is completed, we plan to pursue Phase Two of our business plan below. Specifically, we then plan to distribute this report to target mining companies, that is, mining companies that we will have determined are familiar with high-grade underground precious metals mineral exploration ventures. We suspect that our new consulting geologists may be able to complete this report within 3 or 4 months from commencement of the same but much of this depends upon (1) what more data and research will need to be obtained and (2) how busy they are. To provide an exact completion date for this work sequence is therefore difficult to predict at this point in time because it will not be up to us. We will know more on this score by the time of filing next report.

Tasks that We Believe We Will NOT Have to Undertake In Order to Complete PHASE ONE. We do not believe that the completion of Phase One identified above will require surface sampling. This is because, according to Mr. Yeomans and North American Exploration, we would need access to the actual mining shafts to conduct any meaningful sampling (i.e., underground sampling) and, to our knowledge, not only are the Sacramento and the North Beck Mines closed up, but the three (3) Black Warrior shafts on our property were also closed up by the Abandoned Mine Reclamation Program. Furthermore, they cannot be opened back up for exploration purposes without a permit from DOGM. That is to say, since one of our goals may be to re-open, re-work and explore the Sacramento, North Beck or Black Warrior Mines, surface sampling or sampling in areas other than in these shafts themselves would not be of any assistance to us in completing Phase One of our business plan. On the other hand, we are also advised that, depending upon the quality or the nature of any tailings or dump dirt near the Sacramento, North Beck and Black Warrior Mines, we may be able to do sampling of those tailings or dump results, all of which would have the same or similar effect of underground sampling. Whether this will be necessary is therefore something we will have to learn from our consulting geologists.

Contrary to our last quarterly report, and based on recent conversations with former principals of Centurion Mines Corporation, we may now need or want to evaluate the geology of the adjacent Bullion Beck Property to the east. At the same time, because of past production and historic activity on the Bullion Beck Property, we are informed by the owners of the Bullion Beck Property that extensive geology reports and other geologic information exist concerning the Bullion Beck Property. Fortunately, its owners have communicated a willingness to share this information with us and our consulting geologists. Accordingly, to the extent that such information concerning adjoining property must be located or obtained in order to complete Phase One of our business plan, we believe we have accomplished it. It will be provided to our consulting geologists at the appropriate time.

Finally, we believe we can complete Phase One of our business plan without having to locate claim corners in the field so that exact and precise property boundaries are known. We say this because we believe that our claim corners are fairly obvious to anyone who walks on our mineral claims with a map, though an interested investor/partner/joint venturer may desire more accuracy in this regard, thereby requiring a newer survey. To be sure, the EPA long ago provided us a map in which they themselves had drawn our property boundaries. The boundaries are also already marked with old stakes. We therefore do not believe that this task would be a work sequence or milestone necessary for us to expend money on at this point in time unless and until an interested partner or joint venturer requires it, or our consulting geologists are of the opinion that it is necessary. Accordingly, we do not intend to spend money for a new survey at this time. If required by a serious prospective partner or joint venturer, our sole officer and director or North Beck Joint Venture itself will likely fund this task, a task that may cost between $1,000 and $2,000. In sum, obtaining a survey of our property boundaries is not necessary at this time to be completed, though it may be in the future. While it is admittedly a standard work sequence comprising a typical minerals exploration program, we believe we have it reasonably covered at this time. We may change our opinion at such time as a prospective exploration partner requests a recent survey and we are not able to provide one.

PHASE TWO

Upon the completion of Phase One of our business plan and plan of operation detailed above, it will then be our intention to embark upon and undertake the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two of our business plan.

Work Sequence or Milestone No. 1. Upon completion of a geology report that is necessary to generate investor interest, we intend to contact as many mining companies as possible that we can target and who we believe might be interested in partnering or joint venturing with us to explore the North Beck Claims. This is something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." There is little more we can say. We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY definitive assurance whatsoever that we can. It may take a year or two. It may take less. This is a task that we will undertake in the ordinary course of our business, particularly once a geologic mineral report is prepared by our expert. And this work sequence or milestone will be on-going. The only cost associated with this sequence will be mailing costs, photocopying costs of our consulting geologist's forthcoming report on our mineral claims, and long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. We are also informed that North American Exploration will be able to provide us its report in electronic format and thus, it would be, and will be, much easier to distribute because it can then be e-mailed. It is difficult to estimate the amount of out-of-pocket costs associated with this work sequence. It shall depend on how many potential joint venture partners we are able to contact and what specific or additional information they will want us to provide for them so that they can further evaluate our mineral claims. We do NOT believe that the cost of carrying out this work sequence or milestone is in any way prohibitive or burdensome and even if it were, our sole officer and director has agreed to advance us the funds necessary to carry it out.

Work Sequence or Milestone No. 2. To conduct mineral claim tours with interested parties with the intent of leading to a suitable minerals agreement to explore the claims. This work sequence or milestone is self-explanatory and is something we will do with any interested party upon request. The cost associated with this sequence will be gas money to travel the 90 miles south of Salt Lake City to conduct such tours, the time it takes to do so, and possibly, paying our consulting geologists to venture with us and meet prospective partnership candidates when we undertake any such mineral claim tours. Once again, our sole officer and director has agreed to advance us the funds necessary to carry out this work sequence or milestone.

Work Sequence or Milestone No. 3. To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the district. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. We do not believe there is any particular cost associated with keeping abreast of the current state and federal regulatory climate or environment. We also intend to rely on our consulting geologists to keep us up to speed on new regulatory developments. This is not to ignore that since the Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important events or occurrences relating to the North Beck Claims. Our lessor has not recently received any notices of any kind other than a year or so ago, the EPA asked our lessor, North Beck Joint Venture, LLC, for permission to re-pave a frontage road located on the mineral claims and which parallels the state highway. Our lessor has heard nothing from the EPA since other than the contact we made with the EPA directly to complete Phase One of our business plan described above.

Funding of Our Planned Work Sequences. We do NOT at this time anticipate needing any outside funding to achieve the foregoing two Phases of our overall business plan. It is possible that this conclusion could change, but, at this time, we find it highly unlikely.

Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner. The specific steps that we intend to undertake in order to find a suitable joint venture or partnership candidate will include but not be limited to the following: First, we intend to identify those mining companies that are currently conducting exploration and extraction operations or activities in Utah, Nevada and Idaho, possibly even Colorado, Wyoming, Arizona or New Mexico. We will also identify those companies we know and whose principals we have met in the past who are located in Salt Lake City, Utah, Carlin, Nevada, Spokane, Washington, Vancouver, British Columbia, Canada, and London, England. We intend to target these particular companies because we are aware that they own, or have owned, mineral and mining properties in Utah, Nevada and Idaho, including Alaska, Canada and South America, and some are in the process of doing exploratory work, or have done extensive exploratory work, on those claims and others. We thus believe that these contacts would be suitable partnership and joint venture candidates to approach. At the same time, we also intend to identify additional companies or operators by checking records with DOGM or any other state or federal governmental agency in which information about current mining activities in Utah and surrounding states is publicly available. In doing so, we will also have the opportunity to confirm the identify those mining companies whose principals we already know or have met personally, either directly or indirectly, all of whom are currently engaged in exploratory mining activities. We also believe that our consulting geologists may have the ability to give us names of companies operating in the Tintic Mining District and nearby (though it will be our obligation to contact such persons or companies on our own). After identifying various possible candidates, we shall first attempt to telephone them one by one and speak with appropriate persons involved in their respective mineral exploratory decision-making process. After reaching each such person or persons, we will learn from each what each is looking for in this regard or otherwise interested in pursuing and whether the North Beck Claims might be something they would be interested in. If any of these candidates or possibilities communicates an interest in our mineral claims, we will find out exactly what information they desire from us in order for them to make a preliminary evaluation of our claims and we will then provide it to them as quickly and efficiently as possible. After that, and as the list of serious interested candidates gets smaller and smaller, we will follow up with each of such entity more closely and more aggressively and determine what additional information they need, if they are interested, what they would like to do next, whether they would like to tour the property, for example, whether they would like to conduct their own sampling or assays on our claims (to which we would have no objection) and if they are not interested, learn why. After providing reports and doing on site inspections and tours of our mineral claims, we will then sit down with such persons and find out exactly what they believe it would take to work with them on a project to explore the North Beck Claims. We do not know what it would cost to undertake a mineral exploration program on our property. This would depend upon what one intended to do. We have heard numbers such as between $30,000 and $100,000; however, these figures would NOT include what a mineral exploration company would expend in advance making certain that we had lawful title to our claims. We are told that typically, a mineral exploration company will spend between $10,000 and $20,000 on title work, that is, making certain that they would have the mineral rights in issue. We do not know what more we can say in this regard without being unduly speculative. In sum, we intend to actively seek out and investigate potential partnerships, joint ventures and other funding arrangements by doing our due diligence and otherwise locating companies who we believe would be interested in exploring the North Beck Claims for their precious metals mineral potential. Some of these candidates we know and are already aware of. Others we hope to learn of through referrals and through our own due diligence and contacts in the Tintic Mining District and overall mining industry. As stated above, we will also likely become aware of operators in the Tintic Mining District by checking with DOGM on mining permits that have been applied for and also issued in the Tintic Mining District.

We have no way of predicting how long it will take to locate a serious and genuine exploration partner or joint venturer, assuming that we even can, something of which we can give no assurance.

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time. In the event that we find a joint venture/partnership candidate, one who is serious about working with us, we do not know what form any such joint venture or partnership agreement with them would take. We believe that we would likely have to give up control of the claims in some fashion and possibly a good portion of our stock, perhaps a large majority of it. It is possible or conceivable that we would have to issue such persons a controlling interest in Valley High in exchange for their commitment to conduct a certain, designated amount of mineral exploration on our claims. Much of this would depend upon what a partner or joint venture candidate is willing to do in regard to actually exploring the North Beck Claims. Accordingly, the fact is that, at this time, it is difficult to predict what form any such agreement would take and, because we are not negotiating with anyone at this time, we do not believe it is appropriate for us to further speculate in this regard.

The Exploration Program We Seek or Desire to Implement. The exploration program that we will attempt to solicit to prospective exploration partner/candidates may include but not be limited to cleaning and dewatering the Sacramento, North Beck Mine or Black Warrior mine workings in order to sample or assay remaining drifts or stopes (i.e., underground lateral tunnels) and openings. This will also include but not be limited to drilling and testing in these or other locations for favorable or prospective mineralization. We will have to wait to see what our consulting geologists say in this regard. Our secondary or alternative plan of operation will be to acquire additional mineral claims, if it turns out that exploration of the North Beck Claims is, for some reason, unfeasible. Having issued five million "restricted" shares in consideration for the acquisition of the North Beck Claims (by way of lease agreement), management believes that our first priority is to concentrate our efforts on establishing the partnership relationships necessary to explore the North Beck Claims.

The "Phased Nature" of Our Planned Exploration Process. With respect to any phased nature of our planned exploration process described in Phases One and Two above, we are currently undertaking sequence/milestone no. 2 of Phase One above. Having recently commissioned North American Exploration as our consulting geologists, we anticipate that they can prepare his report within the following 3 or 4 months, assuming that they have the time to complete it within that time period. We do not know for certain at this time.

As we have already stated above, Phase Two of our business plan is and will be part of our ordinary course of business and there is no particular time limit upon it at this time: it will be on- going. As to work sequence 2 of Phase Two, we will be happy to give mineral claim tours to any interested person upon request and each occasion will take a day to accomplish depending upon how much time an interested partner, investor or joint venturer wants to spend physically inspecting the North Beck Claims themselves, claims that comprise 470 acres or approximately three quarters of a square mile. Such potential partnership candidates may also want to have their own experts physically inspect the claims and conduct their own sampling. In short, we believe that within at least the next 6 months, and hopefully less, we will be in a position to undertake sequence no. 1 of Phase Two, that is, approach potentially interested mineral exploration partners and joint venturers and otherwise disseminate our then-existing mineral claims report.

Our "Day to Day" Operations. With respect to our "day to day" operations, our sole officer and director has other full time employment. He will therefore NOT be devoting his full time and energy, on a daily basis, to our Company or the completion of our two Phases. We can say, however, that completion of, and carrying out, our Phases involves reliance on other experts and Mr. Coombs fully expects to line up and hire the necessary experts to complete each of the work sequences and milestones comprising our two operational Phases. To the extent that this requires us to make a phone call or two at least every day, and otherwise follow up with people, we will do that. To the extent it requires more, we will do that also, even if it is on a daily basis. At some point, we will be waiting for experts to complete reports and the compilation of data and what-not in order for us to proceed with our intended partnership exploration plan. When that is the case, there will be little we can do "day to day," other than to wait for those tasks to be completed by them, circumstances that will largely be beyond our direct control. We will also have to wait for prospective joint partner candidates to "get back to us" while they review the materials we will have furnished them. If and when we are waiting for such persons "to get back to us," there is little that we will be able to do on a "day to day" basis.

Resulting Situation in the Event That a Successful Exploration Program Were Completed. It is noteworthy that even if we were to complete a successful mineral exploration program and we successfully identify a mineral deposit (something to which there can be no assurance whatsoever), we will still have to raise substantial additional funds in order to undertake further drilling and engineering studies (i.e., development) to determine if that mineral deposit does in fact have commercial viability. In short, there are three basic categories of operation in mining: exploration, development, and extraction. Put another way, if in fact we embark upon and undertake a successful mineral exploration program, we would still be required to complete the second phase, namely, that of "developing" the claims in order to undertake actual minerals extraction. We can make no assurance that we can complete a successful exploration program or, that if we do, it would lead to further development of the mineral claims, let alone the successful development, for extraction purposes, of the mineral claims. To be sure, based on our current knowledge of our claims, we do not know whether we actually have commercial quantities of mineralization in any event. That remains to be seen, based on the completion of a minerals exploration program with a joint venture partner.

Current Status of Our Leased Mineral Claims. In accordance with generally accepted accounting principles, we have valued our lease of the North Beck Claims at zero on our balance sheet. In spite of this accounting valuation, a valuation that is required because the mineral claims have no "proven reserves," management nonetheless believes that the North Beck Claims have value for exploration purposes, though this remains to be fully and completely determined. This belief, among other reasons, is based on the fact that the Coombs Family has been able to lease the North Beck Claims in the past to mining companies that were knowledgeable and informed about the Tintic Mining District and its precious metals and overall mining potential. Management's belief that the North Beck Claims have value for exploration purposes is also based on the fact that there are at least two large mines or mining shafts on the mineral claims, one of which is approximately 1,600 feet deep, another of which is 1,000 feet deep. There are also three recently discovered shafts known as the Black Warriors, one of which is more than 500 ft. deep and the remaining two of which are reputed to be in excess of 100 ft. and 50 ft. This past exploratory activity required considerable historical investment and activity. In order to test or determine management's good faith belief as to the potential value of the North Beck Claims, we will need to prepare a mining or minerals report and then, we will need to do what we can to further explore the mineral claims. This will require substantial additional capital to be provided by a prospective mining partner/joint venturer. In the event that Valley High cannot engage or entice a prospective mining partner or joint venturer to explore the North Beck Claims, management may have to consider other business options, options that are unknown at this time.

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

Future Need to Obtain a Mineral Exploration Permit from DOGM. In the event that we obtain the mining partners necessary to engage in a mineral exploration program, we, or our partner(s), we will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. See the section in Item 1 of our most recent registration statement on Form 10-SB/A discussing the exploration permitting process in Utah. We do not at this time know what the cost of going through the permitting process, however, based on recent discussions with DOGM, we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore the North Beck Claims.

Cost of Engaging in a Mineral Exploration Program Unknown. Assuming that we do in fact locate an interested partner or joint venturer willing to finance a mineral exploration program, we have no current way of predicting what a mineral exploration program on the North Beck Claims, would ultimately cost, let alone any stages or phases thereof. This is because we do not currently know how or under what circumstances or conditions any such mineral exploration partner or joint venturer would want to go about exploring the North Beck Claims. This would obviously depend upon a multitude of factors currently beyond our control and expertise, not the least of which is what the goal of such a program would be and where it would best commence, i.e., in the Sacramento Mine, the North Beck Mine, the Black Warrior Mines or elsewhere on the mineral claims, factors within the province of those persons financing and directly engaging in the same with us.

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

                  VALLEY HIGH MINING COMPANY
                           (Issuer)



Dated:  December 2, 2005
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  December 2, 2005




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  December 2, 2005

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)