Form 10QSB/A
period 2005-06-30
Valley High Mining CO
filed 2006-01-24
CIK 1301838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                       ----------------------------

                             FORM 10-QSB/A-2

                        ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the second quarter ended June 30, 2005
                                  -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  ___________ to ___________

               Commission File Number:  000-51232



                        VALLEY HIGH MINING COMPANY
     (Exact name of small business issuer as specified in its charter)

            NEVADA                               68-0582275
   (State of incorporation)               (I.R.S. EMPLOYER ID NO.)

3098 South Highland Drive, Suite 323
Salt Lake City, Utah                             84106-6001
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

                           EXPLANATORY STATEMENT

We are amending this Quarterly Report on Form 10QSB to expand our Plan of Operations discussion in response to an SEC comment letter dated December 21, 2005.

                         FORWARD-LOOKING STATEMENTS

This second Quarterly Report on Form 10-QSB/A-2, Financial Statements and
Notes to Financial Statements contain forward looking-statements.   All
statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.

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

Our cash in our checking account at June 30, 2005, was approximately $10.
As of the date of this report, it is approximately $90. This figure is meaningless, considering that our sole officer and director has agreed to advance us sufficient funds to pay our day to day obligations as they become due. During 2004, our sole officer and director advanced us $4,422. During the first quarter of 2005, he advanced us approximately $1,566. During this, the second quarter, and in order to pay accounting and transfer agent fees and expenses incurred during the previous quarter, the Company's president, John Michael Coombs, advanced us another $1,000. Since that date and as of the date of this report, Mr. Coombs has advanced the Company an additional $6,800 or a total of $7,973 since January 1, 2005, nearly all of which has been used to pay accounting fees and expenses and Edgarization costs and expenses. At the moment, and considering that this is a second amended quarterly filing covering a period ended over six months ago, we currently owe our auditors their fees for the cost of the review necessary to file our quarterly report for our third quarter ended September 30, 2005.

Overview of Our Business Plan and Plan of Operation

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of 27 separately patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, three of which are known as the Sacramento, the North Beck and Black Warrior Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we conversed in December 2005, there appear to be as many as 24 holes,
mines, shafts or "prospecting pits" on our mineral claims.   They range in
depth from between 50 feet deep to 1,600 feet deep. All of the holes, mines or shafts on our mineral claims have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which, for safety reasons, the Utah Abandoned Mine Reclamation Program is currently planning to cover over in the spring.

Our overall business methodology and plans are to (1) finalize our draft geological report on our mineral claims and (2) contact prospective joint venturer mining companies and other prospective partners to finance and carry out the planned or proposed exploration program that we have now developed or devised. As set forth below, we characterize this coordinated, phased effort as Phase One and Phase Two, respectively, of our overall business plan. The following is a summary of these Phases. Phase One is almost complete in that on January 20, 2006, we received a draft geology report from our consulting geologist, Mr. O. Jay Gatten. Phase Two is the stage in which we will be prepared to search out and contact a possible exploration joint venturer or partner for the purpose of implementing an actual mineral exploration program on our mineral claims, all as set forth in our planned or proposed exploration plan described below. We are in the process of completing Phase One.

Upon completion of Phase One of our business plan and plan of operation, that is, finalizing our geology report, something that we believe ought to take no more than 30 or 45 days from now, we will enter Phase Two of our business plan and plan of operation. In Phase Two (which itself consists of distinct phases), we shall distribute our mineral report to interested parties, conduct mineral claim tours, and otherwise actively seek out and investigate potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Claims.

PHASE ONE

Work Sequences or Milestones to Be Completed in Advance of Seeking Out Exploration Partners/Joint Venturers

In our previous first amended quarterly report, which this report modifies, we identified a 2-part work sequence or list of milestones that we, in conjunction with our expert, intend to complete in order to approach and target prospective exploration partner or joint venture candidates. Our sole officer and director, Mr. Coombs, or our lessor, North Beck Joint Venture, LLC, has agreed to finance and advance the costs necessary to complete these work sequences or so-called preliminary "milestones." In order to complete Phase One in a more timely fashion and because our former consulting geologist, Mr. Bruce Yeomans, is currently living out of state on other consulting projects and otherwise unavailable to assist us, we have hired a replacement expert and consulting geologist to replace Mr. Yeomans. Our new expert and consulting geologist is Mr. O. Jay Gatten of North American Exploration, Inc., located in Kaysville, Utah. Mr. Gatten has been a practicing geologist in the Utah area for some-40 years and he is familiar with the Tintic Mining District. In late October 2005, we met with Mr. Gatten and after we received a December 21, 2005, comment letter from the Commission requiring a more detailed and "phased" Plan of Operation, we asked Mr. Gatten to modify and supplement any report he would give us in that regard. He has now done so and on January 20, 2006, we received a draft geology report from him.

The following explains each of our two (2) work sequences comprising Phase One of our business plan and plan of operation. While we summarize it below, we have completed Work Sequence No. 1 and will soon complete Work Sequence No. 2 in that we now have a draft geology report. The receipt of a final geology report will mark the completion of Phase One of our business plan and plan of operation. We expect to complete Phase One within the next 30 to 45 days and we expect it to cost between $3,000 and $4,000.

Work Sequence or Milestone No. 1. To locate and collect all existing or known data previously compiled on the claims.

Because our new expert and consulting geologist advised us in December 2005 that he had all the information needed to write a geology report for us (Work Sequence or Milestone 2 below), we have completed this Work Sequence or Milestone No. 1. In order for the reader to appreciate the investigative work we did and the information we were able to obtain on our mineral claims for the purpose of providing it to our consulting geologist, the following summarizes what we found out and what information we provided our consulting geologist in November and December 2005:

The basic information known by us prior to October 2005 about the North Beck Claims had been contained in an extensive report on the area completed in 1957 by The Bear Creek Mining Company. This report is known as the Jenny Lind Project Report and it covers a much wider and expansive geologic area than our 470 acres of mineral claims. While it does mention the North Beck Mine, this report does not mention the Sacramento or Black Warrior Mines, another mines located on our mineral claims and one of which was excavated prior to 1898 (we know this because it appears on a map dated in 1898). Other than this report, the only other information of any significance we have possessed on our mineral claims (other than by means of some maps) was provided to us in May 2001 by the Utah Abandoned Mine Reclamation Program, a project or program overseen by the Utah Department of Oil, Gas & Mining (DOGM). This information included, among other things, information concerning the exact depths and locations of the Sacramento, Black Warrior and North Beck Mines.

In October 2005, after the end of the last quarter and as we reported in our Form 10-QSB for our third quarter ended September 30, 2005, we contacted the Utah Department of Oil, Gas & Mining (DOGM) to determine what information they had in their archives, if any, on the North Beck Claims. As we reported in our 10-QSB, they have no specific drilling, testing or assay information on the Tintic Mining District in their records or computers prior to 1975. Also, as so reported, we also contacted and were informed by The Juab County Recorder in Nephi, Utah, that it does NOT possess any information regarding what types of excavations were historically done in the Tintic Mining District, let alone the results of those tests or excavations. The only information they keep or maintain are ownership records of patented and unpatented mining claims located within Juab County. They referred us to the Utah office of the federal Bureau of Land Management (BLM) and, after faxing the BLM the legal descriptions of the North Beck Claims for them to research, we were informed that they appear to have no information on our mineral claims, though they represented that they would keep looking and that they would also look at existing and available old plats to determine if they could uncover additional information for us. The exact nature of the BLM's information, if any, thus remains to be determined.

Since the foregoing, which was reported in our last Form 10-QSB, we have done the following additional research and contacted the following entities and individuals, and found out the additional information below, all in order to complete this crucial milestone or work sequence:

1. In late October 2005, we met with a former principal of Centurion Mines Corporation who is a geologist and who is familiar with the North Beck Claims and the surrounding area. It also turns out that another company with which he is affiliated recently obtained control, from Chief Consolidated Mining, of the Bullion Beck Property which adjoins our claims to the east. This geologist indicated that in Centurion's storage facilities, he was quite certain that information on the geology and possibly some assay or production information was available concerning the North Beck Claims, though he did not believe that the North Beck Claims ever had significant historical production. At our meeting, this individual brought an 1898 map of the Tintic Mining District and the Sacramento Mine appeared on such map. Accordingly, there can be little dispute that the Sacramento Mine located on our claims was dug or excavated prior to 1898. At this meeting, we also learned that the geology on the Bullion Beck Property to the east of us would appear to trend into the North Beck Claims and therefore, what geologic formations are known on the Bullion Beck Property would appear, according to this individual, to continue into our mineral claims. If so, this means, among other things, that re-opening and re-working the Sacramento and North Beck Mines might not be the best place to engage in exploratory drilling but instead, exploring in an area closer to the main road or highway leading to and from Eureka might afford a better opportunity for exploration. This was merely a casual opinion of a geologist knowledgeable about the area and its geology. This individual also later mailed us a map of the region dated in 1932 and which identifies all of the mining claims in the general area. On this map, and unbeknownst to us previously, are markings indicating additional holes dug or drilled on our claims, claims specifically identified as the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and, of course, the Sacramento. These small black marks or squares on the map appear to indicate additional exploratory activity on our mineral claims, possibly additional mining shafts, "prospecting pits" or shallow shafts less than 500 feet deep.

2. During October, we were able to locate and then speak with Chief Consolidated Mining Co.'s remaining employee or point man in Eureka, Utah, who remains in charge of what operations they continue to have there. This individual indicated that he would see what information he could find on the North Beck Claims. As previously reported by us, Chief Consolidated Mining was the largest mining operator in recent years in the Tintic Mining District, though their operations have been wound down considerably as a result of a consent decree they signed with the EPA in 2004. On November 10, 2005, we followed up with this individual who indicated that he had located maps and the claim numbers of our claims but nothing else. He did indicate that he had other places to look for records and hadn't had time to look there. He indicated that he would look further for geologic, assay and production information or records, if available, and get back to us. While we have heard nothing further from him, based on what we are told by our consulting geologist, what information he might have is not at this time important for us in order to complete Work Sequence or Milestone 2 below.

3. During late October, and at the suggestion of the BLM, we contacted the Utah Geological Survey, a state agency, to determine what information, if any, they possessed on the North Beck Claims. We were informed that, like DOGM, they too did not possess any such information in their computers going back to the 1800's or early 1900's. However, a principal with the Utah Geological Survey did direct us to three other sources. First, it turns out that the University of Utah has digitized all the old newspapers from the active mining days, newspapers that include but are not limited to The Eureka Reporter and The Salt Lake Mining Review. These and several other newspapers are available on-line at www.lib.utah.edu/digital/unews/. Second, we were informed that the Clinton Administration closed the U.S. Bureau of Mines in 1995 and all of the information it possessed on mining activity in the Tintic Mining District and elsewhere was turned over to the U.S. Geological Survey. With regard to the first of these sources, we have since found 37 newspaper articles in The Eureka Reporter concerning the North Beck Mine. For example, we learned that it was excavated between 1917 and 1922. We also learned that it is 1,600 ft. deep and that excavation laterally, that is, through drifts or stopes, was undertaken at the 1,200 ft. level. We also did a search of the words "North Beck" in The Salt Lake Mining Review. In doing so we found an article dated October 15, 1924, titled "NORTH BECK, IN TINTIC DISTRICT, ABSORBS VALUABLE ADJOINING MINES." In this article it is reported, among other things, that on our West Cable Claims (claims which comprise The North Beck Claims group) there are two mining shafts approximately 500 ft. deep each. It further discloses that on our Black Warrior Claim (a claim also comprising the North Beck Claims) there was, at that time, a shaft 300 ft. deep. At the time, the Sacramento shaft was determined to be 600 ft. deep. Some of the geology involved with these shafts is discussed in the article. This information is significant because heretofore we did not know for certain that there were more than two mines or mining shafts on our mineral claims.

4. In October and based on information provided us by the Utah Geological Survey, we contacted the U.S. Geological Survey's Utah office. Unfortunately, their Utah office only handles natural resources and water issues. We thus contacted the national office by both e-mail and telephone. In response, we were informed us that, other than certain reports with specific identifiable titles, the U.S. Bureau of Mines' information was never digitized. Those records or documents that were digitized were provided to the National Technical Information Service (NTIS), a division or sub-agency within the U.S. Department of Commerce. Upon contacting NTIS, we learned that they are only able to retrieve a document if the title of the document or the author of the document is identified. While NTIS did a search for us, the only information they were able to find relative to the Tintic Mining District involved the Tintic Standard Mine in The Eastern Tintic Mining District. The geology of the Tintic Standard property far to the east of our claims is unrelated, geologically, to the North Beck Claims and therefore, we did not order a copy of this report. Ironically, NTIS also informed us that nearly all of the U.S. Bureau of Mines' information was turned over, in 1995, to the Bureau of Land Management (BLM), a division of the U.S. Department of Interior. This information is inconsistent or at odds with what the Utah office of the BLM had told us itself. Accordingly, on November 10, 2005, we re-contacted the BLM by phone and in writing and asked them to check into whether they have any U.S. Bureau of Mines' records relative to the Tintic Mining District and, in particular, to mining claims at one time owned by the North Beck Mining Company. In fact, we faxed them the deed of our mining claims which lists by name and claim number all 27 claims. We also styled our written request as a Freedom of Information Act request. They have yet to get back to us. However, the Utah office of the BLM has since called us and indicated that they have copies of the original mining patents recorded. We did not order copies of these documents because we already possess copies, copies that we received in 2001 from the Abandoned Mine Reclamation Program.

In addition, having e-mailed the USGS, we received e-mails from the Alaska division of the USGS. They informed us that the Federal Archives in Denver and the Federal Records Depository, also in Denver, may possess U.S. Bureau of Mines records. In early November we e-mailed the associate director of the Federal Archives, which is affiliated with the Federal Records Depository. Eventually, we learned that in order to locate or find out what information the National Archives and Records Administration possess on our mineral claims, we must write a letter to the Chief Information Officer in Washington, DC, a Mr. Edwin McCeney, and ask for permission to review such records, if they exist, which we have done. So far we have heard nothing.

5. In late October/early November, we contacted Region VII of the Environmental Protection Agency (EPA) in Denver. Specifically, we spoke with the Senior Enforcement Specialist of the Technical Enforcement Program who oversaw the EPA's Super Fund Site clean-up operations in Eureka over the last three to four years. His name is Mr. Mike Rudy. This individual indicated to us that the North Beck Claims were outside of their Eureka clean-up site and therefore, he did not believe the EPA possessed extensive information on our mineral claims. While he thought that they had production and assay records, it turned out, after a search, that they did not. This was disappointing to us. Nonetheless, the EPA did send us excerpts from a Mineral Resources publication of the Dept. of Interior from 1883, some 1989 excerpts from the Utah Minerals Yearbook, excerpts from old publications discussing the North Beck properties, and a map of the area showing various mines and mining shafts. What is significant, however, about this information is that one of the documents provided by the EPA and appearing to be an old mining directory discloses that the North Beck Mining Company's property had five (5) mining shafts on it. Looking at the 1932 map of the area discussed in paragraph 1 above, one observes five different black marks or squares indicating mining activity of some sort. This document provided by the EPA may thus be a reference to the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and the Sacramento claims mentioned in paragraph 1 above, all of which comprise part of the 27 separate mineral claims constituting the North Beck Claims.

6. Having learned about additional possible mining shafts and their names, or the names of the claims they are on, we went back and looked at 2001 records we obtained from the Utah Abandoned Mine Reclamation Program. In one of the documents titled "Tintic Project Specs," it mentions several mine sites west of Eureka in Cole Canyon, the exact area that our mineral claims are located in. Among others, these mine sites are: 2 North Beck holes, 3 Black Warrior holes, several Dagmar holes, the North Western Group site 2, and the St. Louis Group sites. Again, these are all identified in the document as being located west and north of Eureka in Cole Canyon, precisely where our claims are located. This would put these particular sites on or near our claims and if so, this is information we previously weren't aware of. At the same time, looking at our deed (a copy of which is an exhibit to our original Form 10-SB registration statement), it is clear that the North Beck, the Black Warrior Claims and the St. Louis # 1, 2, 3 and 4 Claims do comprise our property. Accordingly, it would appear that there are in fact old mining shafts on these particular claims of ours.

In addition, in a second document provided us by the Utah Abandoned Mine Reclamation Program and titled "Section 0300 Specific Site Requirements," it mentions, in addition to the Sacramento Mine or Site, a "Cole Canyon Prospect Site" located south of the Sacramento. It further identifies a "Cole Canyon South Site" which is also identified as south of both the Sacramento and the Cole Canyon Prospect Site. It is possible that these 2 additional sites are on our mineral claims unless they are so far south of the Sacramento that they are across the road/highway further to the south. (In fact, a small portion of one of our claims actually crosses the highway.) The document identifies them as the more dangerous holes to the residents of Eureka and thus, it appears that they are near the highway. Once again, our claims border and go slightly over or beyond the highway. The geologist we mentioned in paragraph 1 above had mentioned to us that exploration near the highway appeared to him to be more promising, geologically, for us than re-opening the North Beck or Sacramento Mines, particularly because of this location's proximity or geologic relationship to the Bullion Beck Property to the east. In fact, according to this geologist, the Jumbo Claim which comprises our claims and which adjoins the Bullion Beck Properties is closer to the Eureka highway and therefore, it may contain favorable possibilities for exploration. Having not yet finalized Work Sequence or Milestone No. 2 below, we don't know for certain.

In the 1924 article on North Beck Mining Company in The Salt Lake Mining Reporter, it mentions that the West Cable claim has two 500 ft. shafts. It also mentions a Black Warrior shaft which is 300 ft. deep. As per information furnished us by the Abandoned Mine Reclamation Program, there later apparently became at least 3 Black Warrior shafts, having depths of 500+ ft., 100+ ft. and 50 ft. We have found no other references to any West Cable shafts or mines and they are not indicated in the Abandoned Mine Reclamation Program mine closure information. It could be that they have come to be known by another name(s) or that the Abandoned Mine Reclamation Program was not concerned about them for some reason. Perhaps they were long ago closed and covered over. Perhaps they are just known by their GPS coordinates. We don't know.

7. In early November and at the direction of the EPA, we called The Tintic Mining Museum in Eureka to determine if and to what extent they had any production or assay records concerning the Sacramento and North Beck Mines. They responded that they did not but, as set forth above, they directed us to the University of Utah's website which contains articles from The Eureka Reporter and The Salt Lake Mining Review, articles currently going back to 1902. We were told that spending a lot of time pouring over these articles would likely uncover a lot of information about our claims that we are not presently aware of. We have not as yet done so only because we have since been informed that our consulting geologist has sufficient information to generate a final geology report. See Work Sequence or Milestone No. 2 below.

8. During late November and early December, we had discussions with Mr. Mark Mesch, the director of the Utah Abandoned Mine Reclamation Program, concerning mining shafts or other holes on our mineral claims that have been closed up or covered over since the 1980's. Mr. Mesch has sent us a map showing that well over 30 holes and shafts have been covered over in the Cole Canyon area since the 1980's. This is the area in which our mineral claims lie. Mr. Mesch thought that as many as 24 of these holes or shafts may be located on our mineral claims though, as of this date, we aren't certain of which are which. This is because when the Abandoned Miner Reclamation Program closes up shafts, they do not necessarily identify the shaft or hole by its name but by its GPS coordinates. We also learned in November 2005 from Spectrum Engineering, an independent contractor located in Billings, Montana, and who has been hired by the Abandoned Mine Reclamation Program, that one of our claims called the Peru Claim has a 100 foot mining shaft that the Abandoned Mine Reclamation Program intends to cover over in the spring. Prior to this, we did not know that our Peru Claim had a mining shaft on it.

Based on the foregoing and based on this and additional information already in the possession of our consulting geologist, we have sufficiently completed this work sequence or milestone as necessary to write a final geology report. For this reason, we are now proceeding with the next work sequence or milestone below and if we discover more relevant information about our claims in the meantime, we will pass that information on to our consulting geologist and modify any final report as necessary or advisable.

Completion of this Work Sequence or Milestone No. 1 has not cost us anything in that we accomplished the foregoing "in-house."

Work Sequence or Milestone No. 2. To generate a final geology report on our mineral claims in order to generate investor interest.

In November and December 2005, we provided our new consulting geologist, Mr.
O. Jay Gatten, with all information we had on our mineral claims. This included but was not limited to all information we compiled and discovered in completing Work Sequence or Milestone No. 1 above, what past mining and geology reports and information we had in our possession on the North Beck Claims (i.e., the Jenny Lind Project Report), all maps we had in our possession, and all the information provided us approximately 3 or 4 years ago by the Utah State Abandoned Mine Reclamation Program. Mr. Gatten informed us that, as part of his business as a professional geologist, he possesses and has access to substantial information on the Tintic Mining District and our claims. He thus advised us in December that he had the information necessary to prepare and complete a geology report on our mineral claims.

On January 20, 2006, we received a draft geology report from our expert, Mr. Gatten, which, when finalized within the next 30 to 45 days, will mark the end or completion of this Work Sequence or Milestone and in fact, all of Phase One. This draft report contains a proposed exploration plan or program which we have included below, in part, under the heading titled "OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." This discussion summarizes our current and proposed or planned drilling exploration program on our mineral claims.

PHASE TWO

Upon the completion of Phase One of our business plan and plan of operation detailed above, something that will occur within the next 30 or 45 days, it will then be our intention to embark upon and undertake the following three
(3) additional work sequences or milestones in order to carry out and complete Phase Two of our business plan.

Work Sequence or Milestone No. 1. To contact as many mining companies as possible that we can target and who we believe might be interested in partnering or joint venturing with us to engage in an exploratory drilling program on the North Beck Claims. Our efforts to achieve this is something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." We have also included a proposed or planned "phased" exploration plan or program for any such joint venturer or partner to consider. This is a very important part of our plan of operation and it is summarized in the section below titled "OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year or two. It may take less. This is a task that we will undertake in the ordinary course of our business, particularly once a mineral exploration report is prepared by our expert. And this work sequence or milestone will be on-going. There will no particular cost associated with this sequence. This is because our consulting geologist's report is and will be available to be e-mailed, including all exhibits associated with it. The only costs that we envision at this time are long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. There will therefore be little out-of-pocket costs associated with this work sequence. We do NOT believe that the cost of carrying out this work sequence or milestone is in any way prohibitive and even if it were, our sole officer and director has agreed to advance us the funds necessary to carry it out.

Work Sequence or Milestone No. 2. To conduct mineral claim tours with interested parties with the intent of leading to a suitable minerals agreement to explore the claims. This work sequence or milestone is self-explanatory and is something we will do with any interested party upon request. The cost associated with this sequence will be gas money to travel the 90 miles south of Salt Lake City to conduct such tours, the time it takes to do so, and possibly, paying our consulting geologist to venture with us and meet prospective partnership candidates when we undertake any such mineral claim tours. Once again, our sole officer and director has agreed to advance us the funds necessary to carry out this work sequence or milestone.

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

Funding of Our Planned Work Sequences.

We do NOT at this time anticipate needing any outside funding to achieve the foregoing two Phases of our overall business plan. It is possible that this
could change, but, at this time, we find it highly unlikely.   We do need,
however, and will need, substantial funding and other resources from an exploration partner or joint venturer to implement our planned or proposed drilling exploration program. See the section below titled "OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT."

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

OUR PLANNED OR PROPOSED "PHASED" DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT

Based on our knowledge of our mineral claims, the following discussion sets forth the phased drilling exploration plan or program that we would, at this time, recommend or suggest to an interested joint venture exploration partner:

1.0  EXPLORATION POTENTIAL
In spite of historical exploration and mining activity in the overall Tintic Mining District and also near to our North Beck Claims, it is a striking fact that very little documented exploration work has been done on the North Beck Claims. Bear Creek Mining Company's Jenny Lind Project, done in 1955 and 1956, was located to the north and did consider part of the property. The only other work of any extent done was underground exploration done at the North Beck shaft between 1917 and 1924. Some of the Jenny Lind work covered the property, including surface mapping, geochemical sampling, surface alteration mapping, and an airborne magnetic survey.

     1.1  North Beck Underground Exploration Work

     Shaft sinking and related underground horizontal mine workings (drifts) were done to explore the Ophir Shale and a limestone member at depth. The North Beck shaft is known to be at least 1,600 feet deep and a total of 6,700 feet of drifting was carried out on the 600, 1,200 and 1,600 foot levels of the mine. Almost all of the work was oriented southeast of the shaft. No mineral occurrences were noted on the geologic maps currently available.

     In the late 1950's, Bear Creek Mining Company attempted to reopen the shaft in order to remap the underground workings and possibly diamond drill or extend mine workings to the north of the shaft. The shaft was blocked at a depth of 580 feet and no further work was done owing to safety concerns and possibly cost.

2.0  PROPOSED EXPLORATION TARGETS

     The North Beck Claims are located within the Tintic Mining District and are north, and on general trend, with the Gemini "ore run". Sedimentary rocks that host ore bodies elsewhere in the district crop out or dip under the property. Favorable structures include location on the west limb of a major trough-like fold called the Tintic syncline and major crosscutting faults with related fracturing of the rocks. Hydrothermal alteration zones that are often related to buried ore bodies are present at the surface. The proximity to ore bodies in the District, favorable host rock, hydrothermal alteration, major faults and very limited past exploration work all combine to demonstrate, we believe, the favorable exploration potential of the North Beck Claims.

          2.1  Eureka Gulch

          The extreme southern boundary of the property is located on the north side of Eureka Gulch near the productive West Beck fault and the California Break. The interactions of these faults occur in the valley, which is obscured by recently deposited alluvial sands and gravels.

          2.2   Black Warrior

          Near the Black Warrior Mine shaft there is a prospective structural situation where the Paxman fault is intersected by a
          northwest   trending fault.

          2.3  Paxman Mine

          This site occurs near the boundary of the property in a structurally complex area. The Bluebell Dolomite, which hosted the majority of ore at the Gemini mine, crops out at the surface.

          2.4  Porphyry Flat

          Strong clay alteration is mapped near the boundary between sedimentary rocks to the south and volcanic rocks to the north. This area is also near the easterly extension of the Dead Horse fault.

     From a geologic perspective, we believe that the North Beck Claims may have potential to host large and rich silver and lead deposits in the subsurface. If they exist or are found, these would most likely be replacement ore deposits similar to those mined in the past in the nearby Gemini "ore run". These suspected mineral deposits would be at depth and most likely be "blind". There will be very little, if any, evidence at the surface of any hidden mineral deposits. Expensive underground exploration work and drilling will be required to test these targets.

3.0  PROPOSED EXPLORATION PLAN

This plan would focus on the location of replacement type, high grade, silver and lead deposits at depth. The application of surface exploration methods for deep or "blind" ore bodies should be limited owing to the negative results of past work during the Jenny Lind project. Effective exploration techniques for buried ore deposits will involve costly drilling and underground work. This is a staged or "phased" exploration plan and the work done in each successive stage is based on the results of previous work.

     3.1  $5,000    Property survey (hand-held GPS receivers)

          *    Survey property boundary   Remonument and mark strategic
               points such as patented claim corner monuments. Locate road intersections and other key points.
          * Locate any abandoned mine workings and measure the depths that the shafts are open (as is feasible and safe).
          * Prepare a base map at a scale of about 1"=400' on a topographic base. (use 24"x 36", standard size drawings and also prepare an electronic file).

          One month - estimated time to complete.

     3.2. $15,000   Surface Geologic Mapping

          *    Compile all applicable Bear Creek Mining Company (Jenny
               Lind) data to the base map. Focus on faults, formation outcrops and alterations.
          * Conduct surface mapping at 1"=400' scale. Use hand-held GPS units for survey control and focus on mapping faults and structures.
          *    Compile data to the base map(s) and write a summary report.

          Two months - estimated time to complete (no snow cover).


     3.3. $ 7,000   Rock Sampling (Done during mapping work)

          * Collect about 200 samples (200 x$15 = $3,000). Focus on mine dumps and faults.
          * Analyze samples using 32 Element ICP (Induced Coupled Plasma) method at a commercial laboratory (200 x $20 = $4,000).

          Estimated time to complete is included in section 3.2.

     3.4. $16,000   Soil Sampling

          * Collect soil samples from the base of B- horizon from survey grids located in prospective areas. All sites to be located using GPS. Mark sites with flagging and metal tags. (500 x $15 = $7,500).
          * Analyze samples at commercial laboratory using 32 Element ICP method. (500 x $15 = $7,500).
          * Prepare summary report, and map with sample site coordinates all in digital form $1,000.

          Two months   estimated time to complete (assays require + one
          month)

     3.5. $ 6,000   Assess Data & Select Drill Targets

          *    Review geologic and geochemical data.
          *    Review geochemical data.
          * Select drill targets and construct sections, shown estimated depths to the targets.
          * Prepare a report outlining the exploration targets risks and estimated costs to do the work.

          Two weeks   estimated time to complete

     3.6. $210,000  Phase I Drilling (2 most favorable or desirable targets) Reverse circulation angle holes.
                    Assume 7 holes   average depth about 1,500 feet.

          *    Drilling (10,000 feet x $16 = $160,000).
          *    Drill supervision (20 days x $800 = $16,000).
          *    Assays and tests (100 x $20 = $2,000).
          *    Report, drill sections and maps ($6,000).
          *    Contingency (15% - $26,000).

          Two months   estimated time to complete (One month field, one
          month office).

     3.7. $300,000  Phase II Drilling   Based on the results
                    of Phase I.

     3.8. $unknown  Underground Exploration Work

          *    Shaft sinking.
          *    Horizontal mine workings (drifts).

          $259,000 Estimated cost of work through Phase I drilling (or section 3.6.).

          Eight to twelve months   estimated time to complete the work
          through Phase I drilling work (section 3.6)

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

Item 3.  Controls and Procedures

We maintain controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer (or persons performing similar functions) concluded that our disclosure controls and procedures were effective. As a result of its evaluation, we have made no significant changes in our internal controls or other factors that could significantly affect the controls and other procedures already in place.

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


                           VALLEY HIGH MINING COMPANY
                                 (Issuer)


Dated:  January 23, 2006
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  January 23, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 23, 2006

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)