Form 10QSB/A
period 2005-09-30
Valley High Mining CO
filed 2006-01-24
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB/A

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

                   FORWARD-LOOKING STATEMENTS

This third Quarterly Report on Form 10-QSB/A, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.

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

The cash in our checking account on September 30, 2005, was approximately $90. As of the date of this report, the cash in our checking account is $733, an amount of money advanced by our sole officer and director during the fourth quarter to pay auditor, "in-house" accounting, and Edgarization fees and expenses incurred by us since June 30.

During 2004, our sole officer and director advanced us $4,422. During the first quarter of 2005, he advanced us approximately $1,566. During the second quarter ended June 30, and in order to pay accounting and transfer agent fees and expenses incurred during the previous quarter, our president, John Michael Coombs, advanced us another $1,000. During the third quarter, the period covered by this report, Mr. Coombs advanced us an additional $6,450, all but $800 of which has been used to pay accounting and auditing fees and expenses, not to mention Edgarization costs and expenses. Last month we paid our auditors approximately $1,200 for the cost of their June 30 review. We also owe our auditors additional fees for their review of this report, a bill for which we have not yet received. In November 2005, we paid our Edgarizer $1,066 for Edgarizing and filing our third amended registration statement and our second quarter Form 10-QSB/A. As of the date of this amended report, we do not owe our Edgarizer anything, other than what she will charge us for Edgarizing and filing our second amended second quarter report and this amended third quarter report, including our fourth amended registration statement. We have no other outstanding bills or payables as of the date of this report.

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