Form 10KSB
period 2005-12-31
Valley High Mining CO
filed 2006-03-30
CIK 1301838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 2005
                               -----------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from  ___________ to ___________

                  Commission File Number:  000-51232


                          VALLEY HIGH MINING COMPANY
                              -------------------
          (Exact name of small business issuer as specified in its charter)

          NEVADA                                          68-0582275
(State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     3098 South Highland Drive, Suite 323
     Salt Lake City, Utah                                84106-6001
(Address of principal executive offices)                 (Zip Code)


     (801) 467-2021
(Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
                                        registered

          N/A                                     N/A


     Securities registered under Section 12(g) of the Act:

          Common Capital Voting Stock, $0.001 par value per share
                              (Title of Class)



     Check whether the issuer is not required to file all reports pursuant to
Section 13 or 15(d) of the Exchange Act.                    [ ]


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [X]  No [ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    [X] The issuer is not aware of any delinquent filers.


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                        Yes [ ]  No [X]


     State issuer's revenues for its most recent fiscal year:     $ N/A


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of the close of business on December 31, 2005, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable and is considered to be zero ($0.00). This is because there was no trading market for the Company's securities during the entire fiscal year or by year-end; moreover, no common equity stock was sold during the fiscal year from which an alternative computation could be made under the above-formula.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     As of the date of this document, the Issuer had 5,281,346 common capital shares issued and outstanding of which 5,000,000 are "restricted."

              DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (Check one:  Yes ___; No
_X_.

                NOTICE AND DISCLAIMER REGARDING
                   FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. In this regard, reference is made to the "Risk Factors" section below. Such disclosure purports or attempts to list and describe a variety of risk factors that we believe are material to a person investing or considering investing in us.

In light of the risks involved with or facing us, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent our best judgment as of the date of this filing. We do NOT express any intent or obligation to update any forward-looking statement because we are unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon our future business, prospects, plans, financial condition or our plan of operation.

                       TABLE OF CONTENTS

                                                                      PAGE

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .          3

Risk Factors Relative to the North Beck Mining Claims . . .               9

                             PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .11

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . .23

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .27

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . 27

                            PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . . 28

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . .30

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . 46

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure. . . . . . . . . . . . . . . . .47

ITEM 8A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . 47

ITEM 8B.   Other Information. . . . . . . . . . . . . . . . . . . . . . . 47


                            PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act. . . . .47

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . . 49

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management. 50

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .   51

ITEM 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .   53

ITEM 14.  Principal Accountant Fees and Services . . . . . . . . . . . . .  53

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54

                         RISK FACTORS

Any person investing or considering investing in the securities of Valley High Mining Company ("Valley High" or "Company") should consider the following material risks before an investment is made in us. If any one or more of these risks happen, our business, results of operations, or financial condition may be significantly impaired or otherwise adversely affected. There may also be a concomitant adverse effect on the value of our securities and anyone investing or seeking to invest in our securities may lose part or all of his or her investment.

In general, these material risks include but are not limited to, our limited operating history, our limited capital and need for a mineral exploration partner or joint venturer to finance and supervise a bona fide mineral exploration program, the relative inexperience of management in the precious metals exploration industry, our ability or inability to promote and explore our mineral claims (the "North Beck Claims"), the cost of exploration of the North Beck Claims (costs which may include cleaning and dewatering of old mine workings and drilling for favorable or prospective mineralization), regulation of the mining industry as a whole, environmental concerns and compliance costs with respect to mineral exploration activities (the costs of which cannot be determined or assessed at any one time), our dependence upon outside mining or other experts, our dependence on the price of silver, lead, gold and other precious metals, our ability or inability to locate and consummate business opportunities that would be in the best interests of the shareholders, competition from other or similar companies and businesses looking for the same or similar partnerships and joint venture relationships, and, general economic conditions.

We need mining partners and joint venturers to pursue our business plan and have no revenues at this time nor do we anticipate having any in the near future. Non-arms length transactions with related parties have occurred relative to our mineral claims and may occur in the future. Most importantly, we do NOT anticipate paying any dividends on our common stock.

Investment in our securities should be considered highly speculative. We have no recent operating history and are subject to all of the risks inherent in developing a business enterprise.

Because our securities involve a high degree of risk, the reader is cautioned to carefully read this document, including our most recent amended registration statement on Form 10-SB/A filed on Edgar, and to consider all of the factors and financial data that are so disclosed. The following constitutes an effort to itemize the material risk factors involving us and our minerals exploration endeavors. The following is a list of all the material risks that we are aware of and that are involved in investing in us.

1. EXPLORATION STAGE COMPANY/LACK OF RECENT OPERATING HISTORY OR RESULTS. We are an exploration stage company. An exploration stage corporation is one engaged in the search for mineral deposits (reserves) which are not in either the development or production stage. Although formed in 1979, we have not actively engaged in any mining or energy-related activities since the mid-1980's when we exhausted the funds we had raised in a public offering we undertook in 1980. Instead, all of our recent activities have been related to reemergence from a dormant stage, restructuring, recapitalization, changing our domicile to Nevada, our subsequent acquisition, by lease agreement, of the North Beck Mining Claims located in the Tintic Mining District of Juab County, Utah. Businesses that are starting up or in their initial stages of development present substantial business and financial risks and suffer significant losses from which they may not recover. We will face all of the challenges of a new business enterprise. Because we are in the exploration stage, there is little, if any, history on which to judge our financial condition or potential success.

We have had NO recent operating history as a mineral exploration company; therefore, we are dependant on new management for the implementation of our new business plan. We will likely rely on consultants and independent contractors in our exploratory stages to implement our business plan.

2. WE HAVE NO CURRENT MINERAL EXPLORATION OPERATIONS OF ANY KIND AND DO NOT INTEND TO ENTER INTO THE MINE MANAGEMENT BUSINESS. Currently, we have no actual exploratory or other mineral exploration operations of any kind other than our current engaging in the necessary "prep" work required by us to be in a position to approach joint venture partners with a written exploration plan or proposal. Furthermore, because of the current lack of funding necessary to engage in an actual drilling exploration program, we have no immediate plans or other ability to implement and carry out any specific drilling exploratory activity. At such time as we do, if we do, and if partnership or joint venture resources and funding become available for such purpose, we will assume all of the risks and liabilities of any enterprise engaging in mineral exploration activity, activity that is highly risky, expensive and inherently dangerous. In addition, current management, who lacks direct mineral exploration experience, does NOT intend to have us enter into the mine or minerals exploration management business and if partnership resources do become available for the implementation of a mineral exploration program on our mineral claims, we will rely on other mineral and mining experts and their employees and advisors or consultants to carry out and implement such a program.

3. NO ASSURANCE CAN BE GIVEN THAT A COMMERICALLY VIABLE MINERAL DEPOSIT EXISTS ON THE NORTH BECK CLAIMS ACQUIRED BY US BY LEASE AGREEMENT. As disclosed further below, our only mineral property consists of the North Beck Claims located adjacent to and west of the town of Eureka, Utah, mineral claims acquired by us in 2004 by lease agreement. Because of the lack of recent exploratory activity and other meaningful or recent geologic information concerning the North Beck Claims, we can make NO assurance whatsoever that a viable mineral deposit of any kind exists on the North Beck Claims.

4. INHERENT RISKS OF MINERALS EXPLORATION/MINERAL EXPLORATION IS HIGHLY SPECULATIVE, EXPENSIVE AND FREQUENTLY NON-PRODUCTIVE. Though we currently lack the funding and other resources necessary to implement a mineral exploration program, the reader or investor should know that if we do obtain sufficient resources for such purposes, mineral exploration has many significant and inherent risks, any one of which may prevent ultimate success, not the least of which is the fact that significant mineralization may not be encountered. Not only is mineral exploration highly speculative in nature, it is also hazardous and frequently or often nonproductive.

Such risks may be considerable and may add unexpected expenditures or delays in our plans. There can be no assurance that our mineral exploration activities, if and when undertaken, will be successful or fruitful or that the North Beck Claims will have the type of favorable or prospective mineralization that would lead to the further development of such mineral claims.

Mineral exploration activity is also subject to a number of specific hazards including rock falls, subsidence, cave-ins, flooding and other weather conditions. Insurance for some or all of these hazards may be too expensive or not available. Exploratory activities can also be affected by unanticipated changes in permitting requirements, environmental factors, changes in law, work interruptions, operating circumstances beyond anyone's control, lawsuits, unexpected changes in the quality or quantity of reserves, unstable or unexpected ground conditions and other technical issues or problems. As a consequence, if exploration funding is obtained, we may have to bear additional unforeseen and extraordinary costs and expenses. No assurance can be given that we will obtain the funding and resources necessary to engage in the actual exploration of the North Beck Claims, let alone that we will have the financial resources or insurance in the event that the hazards and risks inherent in mineral exploration befall us.

5. LACK OF SUFFICIENT CAPITAL TO EXPLORE OUR MINERAL CLAIMS OR TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. Our management has reactivated us and is voluntarily registering our common stock with the Commission so that comprehensive and current information on us will be more readily available to a prospective investor, partner, joint venturer or lender. The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain the our capital reserves. As of the date of this Annual Report, we had approximately $475 in our bank checking account. It is difficult to predict how long into the future we can continue to maintain our reporting obligations, though we have lawfully obligated ourselves to do so. Because our president is an attorney and is able to assist us in the preparation and filing of our annual and quarterly reports on Forms 10-KSB and 10-QSB, respectively, we do not believe this continued annual cost will be substantial. Because we currently have no income or capital reserves, our sole officer and director has also committed himself to advancing whatever money is necessary to keep us current in our reporting obligations, as those debts become due, through at least the ensuing three (3) years since our registration statement with the Commission became effective. In the event that our sole officer and director decides not to continue to advance us the necessary funds after this period, we will have to consider other alternatives, including voluntarily withdrawing our reporting status by filing a Form 15 with the Commission.

6. LACK OF REVENUE/ NEED FOR CAPITAL AND FINANCING TO BE PROVIDED BY AN EXPLORATION JOINT VENTURER OR PARTNER. In order to carry out and implement an exploratory drilling program on our mineral claims, we need additional capital and funding because currently, we have no revenues or capital reserves. Substantial capital expenditures are required to obtain the necessary permits and to then engage in the drilling activity necessary to explore our mineral claims. Currently, we lack the capital and funding to engage in and carry out any such endeavor on our own. We need others for this purpose. We also lack royalty interests in any mineral production or properties and therefore, we lack any direct income from any operations.

While we intend to seek out prospective partners who will provide funding on an on-going basis, there can be no assurance that such sources or partners can be found, or that if available, the terms of entering into agreements with such persons or entities will be commercially acceptable or viable. Our lack of revenue detrimentally affects our plans and progress simply because we need a minerals exploration partner to both fund and oversee exploration operations and activities.

While it is our intention to obtain the necessary funding or financing from a joint venturer or minerals exploration partner, we can give no assurance that we will in fact be able to attract and eventually enter into a written agreement with any such minerals exploration partner or joint venturer. In such event, we will not be able to pursue our ultimate business plan, which is to explore the North Beck Claims for their commercial mineralization potential.

Because of management's lack of mineral exploration experience, we do NOT intend to raise the necessary capital on our own to embark upon an exploratory drilling program. That is to say, we have no intention of offering or selling any of our securities, including the issuance of any debt instruments, for any such purpose.

7. REGULATORY AND ENVIRONMENTAL CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to our business and current mineral claims may include: (a) surface impact; (b) water acquisition and treatment; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (e) maintaining the environment. Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations. Assuming that Valley High acquires or obtains the money and funding necessary to implement a bona fide exploration program, Valley High will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the federal Environmental Protection Agency (EPA), the federal Bureau of Land Management (BLM), and a host of comparable or corollary state agencies such as the Utah Department of Oil, Gas and Mining (DOGM). The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our mineral claims and otherwise carry out its business plan.

8. DEPENDENCE ON RETENTION AND ATTRACTION OF KEY PERSONNEL. Our future success will depend, in large part, on our ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. Once it becomes necessary, there is no assurance that we will be successful in retaining or attracting highly qualified individuals in key management positions. We do NOT currently employ any highly qualified personnel in mineral exploration; however, we have retained a consulting geologist who we are relying on to assist us in carrying out at least Phase One of our Plan of Operation.

9. CURRENT RELIANCE OR DEPENDENCE UPON DIRECTORS AND OFFICERS/LACK OF KEY MAN INSURANCE. At present, we are wholly dependent upon the personal efforts and abilities of our singular officer and director, a person who exercises control over our day-to-day affairs. As set forth above, we are also reliant upon this same officer and director to financially carry us through at least the next three (3) years in our reporting obligations.

Though our current sole officer and director lacks experience and education in the mining industry, we depend on current management to pursue and help us carry out our Plan of Operation below. Though this individual is not an expert in mineral exploration and has never been employed by a mining or mineral exploration company, his loss may potentially have an adverse impact on our future, particularly when he, indirectly, is our largest stockholder and is committed to paying our bills for at least the next three (3) years. Nonetheless, we do not believe the loss of our current sole officer and director justifies the purchase of key man insurance, even assuming that we could afford it, which we cannot at this time.

10. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Our Articles of Incorporation and Bylaws authorize us to indemnify any director, officer, agent and/or employee against certain liabilities. At the same time, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by us, while preventing or barring any recovery from such individuals for the possible losses incurred by us as a result of their actions. Be this as it may, the Commission, including state regulatory authorities, takes the position that indemnification against securities violations is against public policy and, therefore, any such indemnification is unenforceable with respect to any claim, issue, question, or matter of liability within the purview of federal and state securities laws and regulations. Even assuming that we could afford it, which we cannot at this time, we have no plans to obtain any officer or director (D&O) liability insurance.

11. NO DIVIDENDS. Holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, we have NOT paid, and will not likely pay, any cash dividends. The Board does NOT intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Even if the Board desired to declare any dividend, our ability to do so would very likely be restricted because we are seeking, or will be seeking, outside financing and financing covenants generally prohibit such declarations.

We have never paid any dividends and do NOT intend to do so in the future unless circumstances warrant such. Any such circumstances do not currently exist and are otherwise highly unlikely.

12. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL. In accordance with our Articles of Incorporation and the laws of Nevada, there are no preemptive rights in connection with our common stock. That is to say, no shareholder has the right to acquire stock from us on any set of terms before that same stock is offered to another person. In addition, cumulative voting in electing directors is NOT provided for. Accordingly, the holder(s) of a majority of our outstanding shares, present in person or by proxy, will be able to elect all of our directors.

13. LACK OF TRADING MARKET FOR OUR COMMON STOCK/RISK THAT A TRADING MARKET MAY NOT DEVELOP (OR POTENTIAL ILLIQUID MARKET IF IT DOES). Since the early 1990's and through the present date, no market existed, or presently exists, for our common capital stock. During the 1980's, we were quoted on the Pink Sheets published by National Quotation Bureau, LLC. We intend to apply, through a licensed and registered securities broker-dealer, to National Association of Securities Dealers, Inc. (NASD) for an Over-the-Counter Bulletin Board (OTCBB) symbol. If and when this occurs and assuming that we indeed obtain such a symbol, management believes that the market price for shares of our common stock may likely be volatile and otherwise trade at a large spread between the bid and asked prices. To be sure, numerous factors beyond a company's control may have significant impact, from time to time, on the price of its common stock, with adverse consequences. Though our stock is not as yet trading, stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" or Penny Stock companies such as ours. These fluctuations often are unrelated to the operating performance of the company itself.

14. RISKS OF PENNY STOCKS GENERALLY/BROKER-DEALER REQUIREMENTS INVOLVING PENNY STOCKS MAY AFFECT TRADING AND LIQUIDITY. Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Exchange Act Rule 3a51-1. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with these and other requirements may make it more difficult for investors in our stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

15. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known what stock issuances we might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 of the General Rules and Regulations of the Commission a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who have not been affiliates of the issuer within the preceding three months and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of our securities in the market, and may have a depressive effect on the price of our securities. Further, such sales, if substantial, might also adversely affect our ability to raise additional equity capital in the future. In addition to the foregoing, a secondary public offering and consequent issuance of additional securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of our common stock. At this time, we have NO plans to engage in any public offering of our securities.

At such time as we are successful in implementing our business plan or we otherwise find a mineral exploration partner, joint venturer or lender, it is almost certain that additional shares will be issued and that current shareholders will be substantially diluted.

16. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining companies of all kinds compete to obtain favorable mineral properties and to evaluate exploration prospects for drilling, exploration, development, and eventual mining. We face competition from other similarly situated junior mining companies similarly interested in acquiring mineral properties worthy of exploration for favorable or prospective silver, lead, gold, copper and other mineralization, companies that have substantially more capital or access to the capital markets than we do.

We are unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve. Accordingly, such competition, although customary in the mining industry, could result in delays, increased costs, or other types of adverse consequences affecting us.

17. CURRENT MANAGEMENT'S LACK OF EXPERIENCE IN AND/OR WITH MINING AND, IN PARTICULAR, MINERAL EXPLORATION ACTIVITY. Our current and only officer and director has never been employed in the mining industry or in mineral exploration activity. Also, he lacks an education or college or university degree in mining or geology or in a field related to mining or mineral exploration. More specifically, our management lacks technical training and experience in or with mineral exploration. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to mineral exploration, let alone the overall mining industry as a whole. For example, management's decisions and choices may fail to take into account standard engineering and other managerial approaches that other mineral exploration companies commonly or generally use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's future possible mistakes, lack of sophistication, poor judgment or lack of experience in this particular industry. See the Item 9 of Part III below titled "Directors, Executive Officers, Promoters and Control Persons." As a result, if we do obtain the funding or other means to implement a bona fide mineral exploration program, such program will be implemented and carried out by joint venturers, partners or independent contractors who would have the requisite mineral exploration experience and know-how that we currently lack. See also Risk Factor 19 below.

18. ABILITY TO SATISFY DEBT INCURRED BY THE COMPANY. We are incurring debt to an officer who has committed himself to loaning or advancing us sufficient funds necessary to remain current in our reporting obligations. At the same time, we have no history of operations on which anyone can determine whether we will ever have the ability to repay the money so borrowed or advanced.

19. FUTURE NEED TO RELY ON OTHERS AND OTHER EXPERTS. Assuming we become financially able to initiate exploration activities, we will have to rely on others to perform such exploratory services, with all the inherent and attendant risks of employing others for important, if not dangerous, functions. No assurance can be given that we will be able to locate contractors with which we will work, within acceptable fee arrangements, or that these persons or entities will be competent. At the same time, no assurance can be given that such persons, if any, will have the experience and skill necessary to successfully execute and carry out our proposed business plan. This is not to ignore that we may also be at risk for any violations of the law committed by those persons, their employees or any contractors we would use or hire to conduct staking, drilling, testing, and other exploratory work.

20. AUDITOR'S GOING CONCERN OPINION. Our auditors have expressed substantial doubt about our ability to continue as a going concern. Continuation of us as a going concern is dependent upon obtaining additional working capital for future planned activity.

21. OFFICERS AND DIRECTORS WILL NOT BE DEVOTING FULL TIME TOWARDS OUR BUSINESS AND AFFAIRS. Our current singular officer and director has other full time employment as more particularly disclosed in Part III, Item 9 of this document. As a consequence, he can only devote a minimal or nominal amount of time to us and our affairs; this officer and director intends to only devote between 1% and 10% of his monthly time and energy to the business and affairs of Valley High. We suspect, though we are not certain, that this will involve approximately 5 to 10 hours per week of this officer and director's time. Much of the time spent will also depend upon how our business plan and our ability to attract interest in our mineral claims unfolds, something that cannot be predicted with any certainty or accuracy at this time.

     RISK FACTORS RELATED TO THE NORTH BECK MINING CLAIMS

1. ABSENCE OF RECENT MINERAL EXPLORATION ACTIVITY AND ABSENCE OF DATA CONCERNING PAST MINING OR EXPLORATION ACTIVITY. There have been no significant mining-related activities on the North Beck Claims since the 1950's, except for limited assessment and exploration work done during the late 1980's and early to mid-1990's by two unaffiliated lessees of our mineral claims. This absence of mineral exploratory activity in such a long time means that data and other information concerning our mineral claims and what was discovered on them is unavailable or unknown at the present time, if not simply non-existent. While we are making considerable on-going effort to locate this information, the current absence of recent data and information may make it more difficult to attract the type of joint venture partner necessary to finance a mineral exploration program.

RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in mineral property, or to commence exploration and development work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a mineral property cannot be determined until extensive exploration work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a mineral property before it even can be determined whether or not a mineral property contains any possible or inferred mineralization. No feasibility studies have been performed on the North Beck Claims because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of mineral claims on which expenditures have been made. We are NOT able to presently determine whether or not, or the extent to which, such risks may adversely affect our strategy and business plan.

3. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. The north end of our mineral properties where the North Beck shafts or mines are located is relatively mountainous and inaccessible terrain. Because the surface of the land has a topographic relief, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of facilities necessary to engage in exploratory operations. Though not likely, these same factors could require that additional exploration or drilling on the claims be accessed below ground. These outcomes are uncertain at present and we cannot provide assurances that it will not have a materially adverse effect on our ability to conduct exploration activities. Even there is a back road, the topographic effect of the north end of our mineral claims would make exploration on that end of the properties more costly.

4. UNCERTAIN CONDITION OF MINE WORKINGS. Other than at least three that we are presently aware of, there are no other surface mine shafts. Also, to our current knowledge, there are no usable head frames on our mineral claims. This is not to ignore that the underground workings have been inactive for many years due to the absence of significant exploration activities since the middle to late 1950's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is also uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose us to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain and substantial amount of funds to render the workings safe, acceptable, and environmentally sound. We currently lack sufficient capital to absorb these currently unknown and unpredictable costs and expenses.

5. POSSIBLE INACCURACIES OR PROBLEMS RELATED TO EXISTING OR OLD GEOLOGICAL REPORTS. We may rely on publicly available geological reports and databases to locate potential mining stakes or leases. Since reports can also be several decades old, or, in our case, based on information obtained in the late 1800's or early 1900's, there is no certain way of confirming or verifying the accuracy of such reports. Such verification is costly. Decisions made without adequate verification or confirmation can result in significant unrecoverable expenses. To date, we have not relied on any publicly available geological report or database.

6. LEASE COMMITMENT TO UNDERTAKE $15,000 WORTH OF ASSESSEMENT WORK ON THE MINERAL CLAIMS OVER FIVE YEARS. Under the mining lease agreement by and between us and North Beck Joint Venture, LLC ("North Beck"), a copy of which is attached to this Annual Report as Exhibit 10.1, Valley High, as the lessee of the North Beck Claims described below, is obligated to render at least $15,000 worth of exploration and assessment work on the claims during the 5-year lease term, work it is required to document and confirm. If the lease is renewed for an additional 5-year term, this assessment obligation is similarly renewed. Regardless of this work commitment, we currently lack the capital or other financial ability to engage in and perform such exploration and assessment work obligation at this time. Having said this, it is significant that we interpret our obligation under the lease agreement as including what we will ultimately pay our consulting geologist and environmental engineer to do what work is necessary to implement and carry out our distinct operational Phases, all of which would substantially benefit the North Beck Claims. Therefore, if we pay him or any other expert in that regard $15,000 over the first 5-year period of the lease, we will have complied with and satisfied our work commitment lease obligation.

If at any time we are in breach of the lease agreement, North Beck Joint Venture, LLC, the lessor, would give us notice of such event and we would have the opportunity to cure the same within a reasonable time. If we did not, or were not able to cure our default under the lease, whatever it might be, we would run the risk of North Beck Joint Venture declaring the lease terminated and, in such event, the lessor would have the legal right to lease the North Beck Claims to someone else.

7. SUBSTANTIAL RISK THAT THE NORTH BECK CLAIMS DO NOT CONTAIN ORE OR RESERVES (OR SUFFICIENT ORE OR RESERVES TO JUSTIFY A DEVELOPMENT PROGRAM). We do not know, and have no way of predicting, whether, upon the completion of any exploration program, ore or reserves will be found. Or, if they are, we similarly have no way of knowing or predicting whether such a finding would be sufficient to justify a development program, that is, a program to determine the best way to extract the ore for commercial purposes. As with any mineral exploration endeavor, we believe that there is generally a high probability or likelihood that that the discovery of commercial quantities of ore or reserves on the North Beck Claims is extremely remote. If so or if such is determined upon completion of an exploration program, any funds spent on exploration will be lost.

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Valley High Mining Company's management has reactivated us and is voluntarily registering our common stock with the Commission so that comprehensive and current information on us will be more readily available to a prospective investor, exploration partner, joint venturer or lender. Valley High is an exploration stage company that intends to search for favorable or prospective mineralization (reserves) of silver, lead, gold, copper, zinc and other precious metals. Our consulting geologist informs us that the prospective mineralization of interest on our claims, based on the geology and local or neighboring history, would primarily be silver and lead. At present, we lack the capital and other financial resources to implement and carry out a drilling exploration plan or program on our mineral claims. However, because of substantially improved precious metals prices and the fact that the federal Environmental Protection Agency (EPA) has completed, or is completing, a Super

Fund clean-up project in and around the nearby town of Eureka, Utah, we believe the investment climate and other conditions have now become more favorable to attract a joint venturer or mineral exploration partner willing to provide expertise and investment capital or financing for this purpose. At the same time, if we do obtain a joint venture partner to finance a full-fledged or bona fide drilling exploration program, there is no assurance that a commercially viable mineral deposit, ore body or reserve exists in any of the mineral claims that we currently lease or control, namely, the North Beck Claims, mineral claims that comprise a total of 470 acres. More importantly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of these mineral claims until sufficient exploration work and an economic evaluation based upon such work concludes economic and legal feasibility.

Agreement With Our Sole Officer and Director to Advance Certain Necessary
Funds

Our sole officer, director and majority stockholder, Mr. John Michael Coombs, directly or through North Beck Joint Venture, LLC, our lessor and an entity that he controls, has agreed to advance us the funds necessary to remain current in our "reporting" obligations with the Commission. This agreement is oral. Such agreement also covers general operating expenses such as paying consulting geologists or environmental engineers to do research, assay or sampling work, to prepare the exploratory reports necessary to attract a joint venture partner, to pay transfer agent costs and fees, to pay the costs of photocopying reports and maps, etc., all as necessary to pursue our business plan, and other general overhead expenses. There is no cap or ceiling on the amount of money that will be advanced for such specific purposes. The oral agreement or commitment of Mr. Coombs, which we consider to be a legal obligation, does NOT provide for the payment of interest to Mr. Coombs for his advances to us and that's why the money so provided is, and has been, described or characterized as "advances" as opposed to "loans." Though this agreement does not presently require or contemplate the payment of any interest to Mr. Coombs for his advances, in the event that we were to become profitable, an event that, at this stage, appears highly unlikely, we would, in such event, consider giving or paying Mr. Coombs back-interest of some kind. Because this is a speculative possibility, there is nothing further we can say in this regard; however, under no circumstances do we believe that we would agree to pay Mr. Coombs any back-interest on his advances in the event that doing so would materially affect us or our liquidity. As of now, the money so advanced will NOT be deemed a contribution to capital, though there is a remote possibility that that designation will change if the parties so desire it and it is advisable or suitable to do so from an accounting or other business perspective. At such time as Mr. Coombs can be repaid, if he ever can be repaid, he or North Beck Joint Venture will be repaid their out-of-pocket advances and costs. The term of 3 years was arrived at because the parties determined that in about 3 years or less, we should be able to discern whether there is any interest, by anyone else, in partnering or joint venturing with us to explore the North Beck Claims for their precious metals potential. If Mr. Coombs desires to extend that commitment upon the expiration of 3 years, he shall be free to do so. This commitment of Mr. Coombs, for at least the next three (3) years, if warranted, is considered a legal obligation of his.

History and Background of the Company

Valley High Mining Company ("Valley High") was incorporated in the State of Utah on November 14, 1979, approximately 27 years ago, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business.

In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, Valley High, on February 19, 1980, undertook a public offering of its common stock pursuant to the Regulation A exemption from registration afforded under the General Rules and Regulations of the Securities and Exchange Commission ("Commission") in which it offered and sold a total of 25 million common capital shares at a price of two (2) cents per share. Pursuant to this offering, the Company raised $500,000 from over 1,000 persons. As stated in its offering circular, "[i]t is the present intention of management to expend the proceeds of this offering in the acquisition and exploration of natural resource properties. The types of properties which are expected to be acquired and the order of priority are as follows: (1) oil and gas, (2) uranium, (3) coal, (4) geothermal, and (5) other mineral (metallic and nonmetallic) properties."

Between 1980 and 1985, the Company spent nearly all of its capital on several natural resource and mining ventures. In 1985, the Company effectuated a reverse split and changed its par value from $0.001 or one mill per share to $0.01 or one cent per share, with the same number of shares authorized, namely, 50 million. By 1986, after it had engaged in several unsuccessful ventures, the Company exhausted its capital reserves.

In April 1989, a Mr. Joe Needle, an Ohio resident, took control of the Company. Between 1989 and 1994, Mr. Needle attempted to resurrect or revive us in some fashion; however, in 1994 he suddenly and unexpectedly passed away. At the time of Mr. Needle's passing, we had a total of 9,819,779 common capital shares issued and outstanding. Two other individuals were at that time on the board, namely, Messrs. George D. Fehr and Adrian Gerritsen, both Utah residents. Mr. Needle's daughter, Susan B. "Cookie" Needle, a Florida resident, was either already serving on the board or took a position on the Board of Directors upon her father's death. Between the time of Mr. Needle's death in 1994 and October 2003, these three individuals comprised the Board of Directors of the Company. During this same period of time, the only activity engaged in by the Company was that minimal activity necessary to keep the Company current and in good standing with the Utah Division of Corporations, the Utah Tax Commission and the Internal Revenue Service.

During the summer of 2003, Mr. John Michael Coombs was approached by Mr. George Fehr, a Salt Lake City resident and person Mr. Coombs has known for some-25 years. Mr. Fehr, then age 88 or 89, advised that he had been on the board of Valley High since the mid-1980's and since the death of Mr. Needle, he had maintained possession of all the corporate records of Valley High and had kept it in good standing with the requisite corporate and taxing authorities. Mr. Fehr advised that he was tired of maintaining the corporate existence of Valley High and wondered if Mr. Coombs would be interested in taking control of it, doing something productive with it, and finding replacements for each of the board members, all of whom were tired of serving on the board. After looking at the corporate records and all company records on file with its stock transfer agent, Mr. Coombs agreed to take control of us. Accordingly, effective, October 24, 2003, having done nothing with the Company in nearly 10 years and being tired of acting as board members, the directors of the Company agreed to resign and appoint in their place and stead, Mr. John Michael Coombs, his wife, Dorothy C. Coombs, and the brother of Dorothy Coombs named George J. Cayias, all residents of Salt Lake City, Utah. After new management took control of the Company, documentation with the Utah Division of Corporations was filed setting forth the new directors and further identifying Mr. Coombs as the new registered agent.

On February 27, 2004, we formed a wholly owned subsidiary in Nevada under the name "Valley High Mining Company" for the purpose of changing our domicile to Nevada. On March 12, 2004, Valley High O, G & M, the parent corporation, and Valley High Mining Company, the wholly owned Nevada subsidiary, entered into an Agreement and Plan of Merger ("Agreement and Plan") whereby the former would merge with and into the latter, thereby changing the Company's domicile to Nevada. The shareholders were advised of a formal shareholders' meeting to approve the transaction by means of a Notice of Meeting and Letter to the Shareholders. Among other things, the Notice advised that anyone so choosing would be entitled to exercise dissenters' rights of appraisal under applicable provisions of the Utah Revised Business Corporations Act. The Notice and Letter further invited anyone so interested to request a copy of the formal Agreement and Plan. One shareholder from Missouri sought to exercise dissenters' rights of appraisal but later abandoned that effort once we provided this individual with various corporate documents and records, at her request, including a copy of the Agreement and Plan.

The Agreement and Plan provided, among other things, that for every 35 shares of Valley High O, G & M, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger. Another provision in the Agreement and Plan provided that Mr. John Michael Coombs, a Salt Lake City, Utah, resident (and the principal of lessor, North Beck Joint Venture, LLC, discussed elsewhere herein), was designated to be the only officer and director of the survivor in the merger. Nevada law, as opposed to Utah law, allows such.

On March 26, 2004, a formal shareholders' meeting was held at the law offices of Mabey & Coombs, L.C., in Salt Lake City, Utah, to approve the Plan and Agreement. At such meeting, a majority of the shareholders were in attendance either in person or by proxy. A quorum was declared and a majority of those entitled to vote approved the merger and change of domicile transaction. Having obtained approval of the Plan and Agreement by a majority of our shareholders and having filed Articles of Merger with the Nevada Secretary of State, the Secretary of State of Nevada stamped and accepted the Articles of Merger on April 13, 2004. These Articles of Merger were then filed with and stamped by the State of Utah on April 19, 2004. The merger transaction was effective by operation of law on the date that the Articles of Merger were accepted for filing by both states, namely, April 19, 2004.

Because there had been 9,819,779 shares issued and outstanding as of the day prior to the effective date of the merger, this figure, as a result of the merger, and rounding fractional shares up to the next highest share, translated into a total of 281,346 shares. Furthermore, because the Agreement and Plan provided that any fractional shares resulting from the merger would be rounded up to the next nearest share, our transfer agent, Atlas Stock Transfer, advised that it also issued the necessary additional shares that resulted in a total of 281,346 post-merger shares.

On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"). See Exhibit
10.1 attached to this document, a copy of said Mining Lease Agreement. Entering into this lease agreement was NOT an arm's length transaction because the immediate family of Mr. Coombs, our president and chairman of the board, owns and controls these mineral claims so leased to us. See Item 12 of Part III below titled "Certain Relationships and Related Transactions." The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past. Accordingly, we believe that the consideration given by us, namely, the issuance of five million (5,000,000) "restricted" shares to and in the name of North Beck Joint Venture, a stock issuance that our board of directors valued at $30,000, is at least as favorable to Valley High as it would have been to an independent, interested third party.

Pursuant to the aforementioned mining lease agreement with North Beck Joint Venture, LLC, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain at least three actual mines or mining shafts, two of which are over 1,000 feet deep. See Item 3 below titled "Description of Property." Fairly extensive, though somewhat antiquated, knowledge exists regarding the North Beck Claims. This is because, among other reasons, during the late 1950's, the North Beck Claims were part of the so-called "Jenny Lind Project," a project that involved extensive exploration and development in an area known as Jenny Lind Canyon by The Bear Creek Mining Company.

Immediately upon consummation of the merger/change of domicile transaction, North Beck was issued, as mining lease consideration, a total of 5,000,000 "restricted" shares in the surviving Nevada corporation, a stock issuance valued by us at $30,000, thereby making North Beck Joint Venture our largest shareholder. See mining lease attached to this Annual Report as Exhibit 10.1. As repeatedly set forth elsewhere in this document, our president and sole director, John Michael Coombs, also directly and indirectly controls North Beck, the owner of the North Beck Claims. See Item 12 of Part III below titled "Certain Relationships and Related Transactions."

The foregoing issuance to North Beck Joint Venture, LLC ("North Beck"), results in a total of 5,281,346 common capital shares issued and outstanding as of the date of this Annual Report, of which all but 281,346 shares or about 5.3% are "restricted" and which cannot be sold by North Beck in the absence of an effective registration statement governing such shares or an appropriate exemption from registration.

Since our inception in 1979, Atlas Stock Transfer Corp. in Murray, UT, has been our stock transfer agent. We currently have 1,153 shareholders of record.

Current Status of the Company

We are considered or classified as a mineral exploration company. Our goal is to seek out and enter into a suitable joint venture, partnership or other business arrangement whereby the necessary funding and expertise will be provided to explore the North Beck Claims for their silver, lead, zinc and gold mineral potential, claims that we have acquired for this purpose. Because we currently lack the funding and other financial strength necessary to commence an exploration program, our first objective is to follow those Phases and concomitant designated work sequences set forth below in our Plan of Operation. For information regarding our business plans and intentions, reference is made to Item 6 of Part II below titled "Management's Discussion and Analysis or Plan of Operation."

We have never been involved in any bankruptcy or insolvency proceeding of any kind and our current sole officer and director has not been involved, directly or indirectly, in any bankruptcy or similar proceeding. Neither we nor any officer or director is involved in any pending litigation, nor is any litigation involving us or any officer or director threatened.

We are now a Nevada corporation and we have no subsidiaries. Presently, we are NOT involved in any joint venture or partnership with any other party. Other than owing Mr. Coombs money that he has personally advanced us in order for us to meet our debts as they become due, the only contract to which we are a party is the mining lease agreement with North Beck Joint Venture, a Utah limited liability company that has free and clear title, in fee simple, to some-45 patented mining claims. We should note that the money Mr. Coombs has advanced to date and which he has agreed to advance us in the future does not bear interest and it is unlikely that he or we would agree to paying him any interest until such time as we were to become profitable, if that ever occurs, an eventuality that we believe is highly unlikely. We would also not agree to pay him any back-interest (nor is it likely he would take any) in the event that doing so would materially affect us or our liquidity.

At the present time we hold no patents or trademarks or any interest therein.

As of the date of this Annual Report, we have only nominal cash or liquid assets and our lease (valued at zero) of the patented mining claims located adjacent to and west of the town of Eureka in the Tintic Mining District of Juab County, Utah. We have valued our mining lease at zero because neither Valley High nor its predecessors, namely, the Coombs Family and North Beck, have the information necessary to demonstrate "proven and probable reserves" as defined under Industry Guide 7. Because the North Beck Claims do not contain any "proven or probable reserves," the value is carried at North Beck's historical cost of zero. This is because mineral claim costs to date have been charged to operations as exploration costs. Even if we cultivate a business relationship with another mining company or joint venturer necessary to explore our mineral claims, no assurance can be given that a commercially viable mineral deposit, that is, a reserve exists in our mineral claims until sufficient exploration work and an economic evaluation based upon such work concludes economic and legal feasibility.

We maintain executive offices or facilities at the office of its president and chairman of the board located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Our telephone number is 801-467-2021 and our fax number is 801-467-3256. We do not pay rent for these office facilities.

We are NOT presently involved in any negotiations to undertake or pursue any type of merger, reorganization, partnership, joint venture or business combination transaction of any sort. We currently have no plans to seek a business combination in the future unless it provides us with the means to fulfill and carry out our business plan, namely, that of exploring the North Beck Claims. In this regard, no third parties or affiliates of us have entered into any discussions or negotiations to enter into any kind of business combination.

No agreement has been reached with any securities broker-dealer to make a submission to the National Association of Securities Dealers, Inc. (NASD) for the purpose of becoming listed on the OTC Bulletin Board and no assurance can be given that this or any of our other plans or proposals can be accomplished.

Currently, our only director is Mr. John Michael Coombs of Salt Lake City, Utah. Mr. Coombs serves as our president, secretary/treasurer, CEO, CFO and chairman of the board, all of which is permissible under Nevada law. Mr. Coombs is also our largest stockholder, having indirect control of North Beck's 5,000,000 "restricted" shares, a number of shares representing approximately 95% of our currently issued and outstanding shares. See Item 11 of this Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

Regulatory Process Involved in Obtaining An Exploratory Mining Permit

In order to undertake any mineral exploration activities on the North Beck Claims and because the North Beck Claims do NOT comprise or are near any federal ground, we must only obtain an exploration permit from the Utah Department of Oil, Gas & Mining (DOGM). If, on the other hand, the proposed exploratory activity or disturbance is intended to be significant enough or it is on federal ground, we would likely be required to give notice to or obtain a permit from the federal Bureau of Land Management and/or the federal Environmental Protection Agency (EPA). Considering that the Eureka, Utah, area was declared a Superfund Site by the EPA in mid-2002, officials at DOGM have advised us that we would likely need exploration activity approval from the EPA. In short, state and possibly federal permits will be required to be obtained in the event that we undertake actual mineral exploration activities on our mineral claims. Interestingly, DOGM officials also advised us very recently that the current process and expense of obtaining an exploration permit is NOT extensive and does NOT ordinarily take a lot of time, expense or energy to obtain. One person, they informed us, recently obtained such a permit in two days.

DOGM's rules and regulations for obtaining a mineral exploration permit are as follows: The applicant must first file a Notice of Intent (NOI) with DOGM on Form MR-EXP. This form is available on DOGM's website. The initial filing fee for this form is $150. DOGM is required by law to respond to the application or notice within 15 days. During that 15 day period, DOGM gives notice to the Utah State History Preservation Office of the applicant's exploration intention and that Office, within 10 days, is required to determine if any Indian or other cultural artifacts may be disturbed or interfered with as a result of the location of the proposed exploratory disturbance. If so, arrangements must then be made to ensure that any such artifacts will be preserved and will not be disturbed, tainted or destroyed, or the application will be denied or stalled until the issue can be resolved. If there are no such Indian or Native American artifacts in the area in question, the Utah State History Preservation Office will approve and sign-off on the application. In our case, we do not believe that there are any Native American artifacts on or near the North Beck Claims. In addition, if the Utah State History Preservation Office already knows that an area intended to be explored does not contain the possibility of Native American artifacts, as in the case of an already existing rock or other quarry, for example, that Office, so we are informed, will act very quickly to approve the permit application. We believe and are told by DOGM that, because of the historical mining activity in the Tintic Mining District of Juab County, the Utah State History Preservation Office is well acquainted with the issue of Native American artifacts in that general area and would therefore be in a position of passing judgment quickly on an exploration application submitted by us relative to the North Beck Claims. In addition to the NOI or application, the applicant must also put up or post a surety bond in the amount of $5,700 for the first acre to be explored and $3,450 for every acre thereafter intended to be explored. No matter when this permit is applied for, the permit lasts until November 30 of the following year after submission. Thus, if one applies in a January of any year, one gets more time to explore than if one applies in December of any year.

DOGM's rules and regulations for obtaining a minerals extraction or actual mining permit for what DOGM considers small mining operations (defined as involving less than 5 acres of total disturbance) are similar to the exploration permit process above. We will not undertake to detail or explain such process as we believe it is inapplicable at this time to our business and plan of operation. We are a minerals exploration company and NOT a minerals extraction or actual mining company and therefore, detailing the process of minerals extraction for a small or large disturbance under Utah law is simply irrelevant. To do so would also be misleading to investors in that it might imply that we have minerals extraction capability or that the North Beck Claims have commercial quantities of precious metals mineralization, when in fact, this is not true and has not been determined.

While the exploration permitting process detailed above is not necessarily time consuming and is likely something we could afford to undertake on our own and without a joint venture partner, the fact is that we currently lack the resources and capital to initiate an actual drilling or earth disturbance exploration program relative to the North Beck Claims. As has also been disclosed repeatedly in this document, current management also lacks the qualifications and other expertise necessary to engage in actual exploration activities or functions without the assistance of experts or company partners.

We believe that we would initiate the obtaining of an exploration permit only after we have affiliated with or engaged a mining partner or joint venturer of some kind willing to finance and undertake the actual exploration of our mineral claims, namely, setting up the equipment and staffing it with the necessary experts to actually carry out a minerals exploration program, something we cannot afford and have no way of conducting or pursuing on our own.

Because the North Beck Claims are patented mining claims, not unpatented mining claims, there are no annual fees to be paid to maintain the mineral claims other than annual property taxes paid to the Juab County Treasurer, taxes that approximate $375 per year. These taxes are paid by the owner and lessor of the property, namely, North Beck Joint Venture, LLC.

Government Regulation

Though we are currently NOT operating any mining assets and currently lack the capital to operate any mining assets in the immediate future, management believes it is important to be familiar with mining rules and regulations as they would affect or pertain to the North Beck Claims. The mining industry is subject to extensive and developing federal, state and local laws, rules and regulations relating to the exploration for, development, mining and production of precious metals, as well as other environmental and safety concerns. Legislation affecting the mining industry is under constant review for amendment and expansion, frequently increasing the regulatory burden. This is particularly true in the Tintic Mining District where lead, a substance highly toxic to humans, is present. Numerous agencies, federal, state and local, have issued rules and regulations applicable to the mining industry, some of which carry substantial penalties for failure to comply. Various laws, rules and regulations require permits for exploratory drilling and the maintenance of bonding requirements in order to conduct mining activity on a variety of scales. Such rules and regulations also regulate the spacing and location of mine shafts and provide requirements for surface use and restoration of land on which drilling activity is undertaken, the plugging and abandoning of shafts or holes, the prevention of waste and water pollution and the prevention and cleanup of pollutants. These departments and agencies often require periodic reports on exploration, development and production and other matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an ever-larger number of potentially responsible parties. We also subject to laws, rules and regulations covering occupational safety and health matters. Because the requirements imposed by such laws and regulations frequently change, we are unable to predict the ultimate cost of compliance with these various requirements. The regulatory burden on the mining industry increases its costs of doing business and, consequently, affects not only its profitability but its ability to obtain financing or raise equity. Reference is made to the previous subsection, which briefly outlines the exploration and mining permitting process in Utah. In the interests of not being repetitive, we do not repeat these details here.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the mining industry as a whole. As set forth in the Risk Factors section listed above, in the event that we undertake exploration of the North Beck Claims, we could incur significant and substantial costs and liabilities.

To the extent we ever commence actual exploratory operations, we will be subject to regulation by numerous federal and state governmental authorities. The most significant will be the federal Environmental Protection Agency
(EPA), the Bureau of Land Management (BLM), the Occupational Safety and Health Administration (OSHA), and comparable or corollary state agencies. If we do not comply, meet or satisfy the various rules and regulations promulgated by these regulatory authorities, we would be exposed to fines, bars or other significant penalties. To date, we have not been ordered or required to spend anything on compliance with environmental laws because we are not currently operating any mining assets and the lessor or its predecessors have not done so since the 1950's. The subject mineral claims were leased to other mining companies in the 1980's and 1990's but, other than assay work, no exploratory mining activity was undertaken to our knowledge. At the same time, however, there are no significant mineral tailings on our mineral claims to the knowledge of management and therefore, to the extent that either the EPA or a Utah state agency adopts or implements a program in the Tintic Mining District requiring the clean-up of any left-over environmental hazards, such is not expected to materially affect us or our affairs. Any such action is also not expected to materially affect us in that the lessor has indemnified and held us harmless from and against any environmental liability for activity done on the mineral claims prior to the existence of the April 19, 2004, mining lease agreement. See Exhibit 10.1 to this document. The foregoing is not to ignore that in approximately 2001 and as a result of lead contamination, the EPA declared the Eureka, Utah, area a Super-Fund site. This is the region or area next to or adjacent to our mineral claims. In fact, the EPA did obtain permission from our lessor within the last 2 years to re-grade an access road running parallel to the state highway leading eastward to the town of Eureka. We are informed that the EPA has completed, or is in the process of completing, its Super-Fund clean-up operations and that it has in fact completed its process of going after polluters such as Chief Consolidated Mining, the principal mining operator in the Tintic Mining District. We believe these recent events, not to mention improved prices of precious metals, make for a more suitable and optimistic atmosphere to obtain exploratory funding than has been the case in recent years.

Competition

To the extent that we seek to explore the North Beck Claims, we have no competition that we know of other than from those major mineral producers with greater capital and possibly better mineral claims, mineral claims that may have been explored or even developed. One such major competitor is Chief Consolidated Mining, a company that has operated the Trixie Mine in the Tintic Mining District and which has had a major presence in the area. Having said this, we have recently discovered that Chief Consolidated Mining Company ceased its principal mining operations in the Tintic Mining District in 2003 as a result of being assessed several millions of dollars in clean-up costs by the EPA. Though Chief Consolidated Mining has had a large presence in the Tintic Mining District over the years, we do not know the extent of its present operations or its current intentions in the area, if any.

Because we have not yet completed Phases One and Two of our overall business plan detailed in our Plan of Operation subsection below, and because we may never need or want to acquire additional mineral properties, we have not needed to identify any additional mineral claims or properties that we would have an interest in acquiring by way of lease or in some other manner or fashion. As a result, we are unable to realistically evaluate the type and extent of our likely competition in this regard. We are aware that there are several other companies that own mineral claims and properties in the Tintic Mining District, it being an old and well-established mining district, companies that also have only nominal assets and that are similarly searching for a variety of financing opportunities, particularly now that the prices of precious metals has substantially improved. We will be in direct competition with these other companies located in the Tintic Mining District in our search for joint venture and partnership opportunities and, due to our current lack of capital resources, it may be difficult to successfully compete with these other, more well established or perhaps better funded companies.

Pursuit of Partnership, Joint Venture and Outside Funding Opportunities

Since our reemergence from dormancy as a mineral exploration company, our principal purpose is to (1) explore the North Beck Claims, and alternatively,
(2) to acquire, by way of lease, other or additional mineral claims and properties. We have no way of predicting whether or not these goals and objectives can or ever will be met.

Because of our current financial situation, having only nominal current assets and no recent operating history, our principal objective is to pursue partnership and joint venture opportunities or prospects with other better-funded and more experienced mining companies who would be interested in partnering with us to explore the North Beck Claims. In doing so, it would be our express intention to locate a joint venturer or partner that would have the financial strength, experience and other capability to explore the North Beck Claims. We do NOT have the mining expertise to carry out a mining exploration program on our own even if we did have the funding available or on hand. At the same time, not having any particular partnership, joint venture or funding opportunity to consider at this time, existing circumstances make it exceptionally difficult to predict what form of partnership, business combination transaction or joint venture opportunity might be worth considering or pursuing in order to explore the North Beck Claims. In the event management believes that a certain proposal is in the best interests of us and our shareholders, a proposal that would result in the exploration of our claims and which would involve the issuance of our shares to a partner or joint venturer, our present shareholders would, in such event, experience substantial dilution. Reference is made to the subsection in our Plan of Operation subsection below titled "Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time."

It is NOT our present intention to engage in any public or private offering of our stock, for the simple reason that we believe that it would not only be extremely difficult and risky to raise exploration funding in that fashion (it being a highly risky investment for a prospective investor) but we believe that it would be extremely costly and time consuming. This is not to ignore that, in any event, we currently lack the money to finance a public or private offering of any kind. We would also be reluctant to make a debt offering of any kind (assuming we could do so) inasmuch as we are not in a position to pay back or guarantee any debt and Mr. Coombs, our sole officer and director, is NOT interested in personally guaranteeing any such debt to be incurred for the purpose of engaging in a full fledged drilling and testing exploration program. Valley High, being a lessee, also has no ability to mortgage the North Beck Claims for such purpose and the fee simple owner of the claims, North Beck Joint Venture, has no desire to mortgage its real property for such highly speculative purpose, even if it did result in the funding necessary to explore the North Beck Claims.

Our current business goal is to explore the North Beck Claims for their precious metals potential and therefore, we have no present intention of engaging in a partnership or joint venture funding arrangement with a non-mining entity or business unless that entity or business specifically desires to finance or pursue a mineral exploration program relative to the North Beck

Claims. If our business plan ultimately fails, then, once we have made that determination, and then-existing facts and circumstances support such a determination, we will have to consider other alternatives for the Company, including but not limited to ceasing operations or seeking out additional mineral claims to lease or acquire in some fashion. We are NOT in a position at this time to make predictions or speculate about what other alternatives we might consider in the event that our business plan fails, as we believe that making speculations in that regard is not something on which investors should rely. In fact, at this time we do NOT know what we will do in the event that we cannot successfully complete a mineral exploration program.

In spite of being able to meet minimal cash needs over the next three (3) years that are currently anticipated, we have no way of predicting whether we will be able to sufficiently explore the North Beck Claims, whether we will be able to acquire additional mineral properties by way of lease or otherwise in the event that our initial plan to explore the North Beck Claims fails, or that we will otherwise be able to attract a mineral exploration partner or joint venturer, let alone one that will be of material value or benefit to us. In the event that we cannot successfully achieve these goals over the next three years or less, we do not believe that we will able to continue with our current business plan and, in such event, management will be required to substantially revise our business plan and consider other alternatives. Sources of Possible Partners, Joint Venturers and Funding Opportunities

Efforts to search for partners and joint venturers who would provide the financial and other ability to explore the North Beck Claims include but are not limited to the use of employees, independent contractors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community, other mining companies, and others who may present management with unsolicited proposals. Because of our lack of the necessary capital to currently pursue the exploration of the North Beck Claims, we will more than likely NOT be able to retain on a fee basis professional firms specializing in raising money. Rather, we will most likely have to rely on outside sources not otherwise associated with us, sources that will accept their compensation only after we have entered into a joint venture or partnership arrangement of some kind. To date, we have not engaged or entered into any discussion, agreement or understanding with any particular consultant or other expert or professional regarding our search for mineral exploration partners and joint venturers. We have not done so because we are familiar with several mining companies on our own who we intend to approach and who may be interested in joint venturing or partnering with us or others in some fashion to explore the North Beck Claims. To thus hire an outside consultant or expert to assist us in a search for mining partners or joint venturers would be premature until we have exhausted our own sources for exploratory capital. If at such time as our own sources dry up or are otherwise not fruitful, we will then consider retaining a consultant, expert or other professional to assist us in this regard. At present, we have no intention of doing so. Though our main objective is the exploration of the North Beck Claims and if and when a mineral exploration partner or joint venturer is interested in financing an exploration program, and no assurance can be made that one will, we should make it very clear that we do NOT intend to engage ourselves in the mineral exploration management business and we will therefore NOT be conducting or carrying out any earth disturbance-type exploration program ourselves and on our own, independent of others having more qualifications and expertise in this area. Reference is also made to the subsections above titled "Pursuit of Partnership, Joint Venture and Outside Funding Opportunities" and the subsection in our Plan of Operation section below titled "Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time."

Rights and Abilities of Shareholders to Participate in Business Decisions

Management has, and will have, broad discretion to negotiate a joint venture or other transaction considered in the best interests of the Company and our shareholders.

It is presently anticipated by management that prior to consummating a possible partnership or joint venture funding transaction, including the acquiring of additional mineral claims, we, if required by relevant state laws and regulations, will seek to have the transaction approved or ratified by shareholders in the appropriate manner. Under Nevada Revised Statutes (NRS)
78.320 titled "Stockholders' meetings: Quorum; consent for actions taken without meeting; participation by telephone or similar method" certain actions that would routinely be taken at a meeting of shareholders may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take corporate action at a formal meeting of shareholders. Here, our president and chairman of the board, Mr. Coombs, controls, directly and indirectly, nearly 95% of our issued and outstanding shares. Thus, if Mr. Coombs, on behalf of North Beck, decides by written consent to consummate a particular funding transaction, Nevada corporate law provides that minority shareholders would not be given the opportunity to vote on the issue.

Nevada law further provides that unless the written consent of a majority of the shareholders entitled to vote is obtained, notice of a meeting shall be given at least ten (10) days before a meeting is held and not less than 60 days. See NRS 78.370 titled "Notice to stockholders." Regardless of whether an action to acquire or merge is ratified by conducting a formal shareholders' meeting or by written consent of a majority, we are committed to providing our shareholders with complete disclosure documentation concerning a potential funding transaction or opportunity, including appropriate audited financial statements of the participant, if applicable, to the extent the same can be made available at the time. It is anticipated that all of such information will be disseminated to the shareholders either by means of a proxy statement prepared in accordance with Schedule 14A promulgated under the Exchange Act in the event that a shareholders' meeting is actually called and held, or by information statement prepared and disseminated in accordance with Schedule 14C promulgated under the Exchange Act in the event the corporate action is approved by the written consent of a majority.

Employees

We have no employees. Depending upon the future prices of silver, lead, zinc, gold, and possibly other precious metals, we may hire consultants and independent contractors during the early stages of implementing our business plan. How such persons would be compensated has not yet been determined but it is conceivable that employees or consultants might be given stock options and the ability to exercise the same through the adoption of a formal employee and/or consultant compensation plan or program. If the ability to provide such consideration to employees and consultants requires us to file some type of registration statement with the Commission under the 1933 Act, we will consider doing so. However, this appears highly unlikely at this time.

We have no immediate plans to retain employees until such time as our business plan warrants or justifies the expense, or until we successfully acquire or merge with another entity or operating business that is willing to provide the means to explore the North Beck Claims and such a course of action thereupon becomes necessary or desirable. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Executive Offices/Facilities

We currently maintain executive offices or facilities at the office of our president and chairman of the board located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Our telephone number is 801-467-2021 and our fax number is 801-467-3256. The Company does not pay rent for these office facilities. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, we have no current need or plans to secure commercial office space from which to conduct our business. Until such time as we commence the exploration of the North Beck Claims or we complete a partnership, joint venture or funding transaction of some kind, the type of office and other facilities that we will require is unknown.

Subsidiaries and Related Companies

Valley High does NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serve on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

Transfer Agent

Atlas Stock Transfer Company is the transfer agent for our common stock. Its address is 5899 South State Street, Murray, Utah 84107, and its telephone number is (801)266-7151.

ITEM 2.  DESCRIPTION OF PROPERTY.

Executive Offices/Facilities

Our executive office is located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah, 84106-6001. Our telephone number is 801-467-2021 and our fax number is 801-467-3256. This is also the business office address of our president and chairman of the board. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time in the foreseeable future in order to carry out our plan of operations described in this document. We believe that the current facilities provided by our president are adequate to meet our needs until we become more fully operational.

The North Beck Mining Claims Acquired By the Company By Lease Agreement

The North Beck Mining Claims ("mineral claims") acquired by the Company on April 19, 2004 by way of lease agreement with North Beck Joint Venture, LLC ("North Beck"), a limited liability company controlled, directly and indirectly, by our president and chairman of the board, are located in the Tintic Mining District of Juab County, State of Utah, approximately 100 to 110 miles south of Salt Lake City and directly west of, and adjacent to, the town of Eureka. More particularly, the mineral claims are also located directly west of the Bullion Beck Mill and the Bullion Beck properties. In addition, a now abandoned mine known as the Gemini Mine is but a few hundred feet away from the mineral claims. A copy of two maps of our mineral claims are together attached to this Annual Report as Exhibit 99.1. One of these maps is an aerial photograph of our mineral claims. This map was supplied to us by the EPA. The second map is a topographical map generated by the Utah Department of Oil, Gas & Mining (DOGM). The latter map shows the actual location of our North Beck mineral claims west of the town of Eureka, Utah. This map also shows where the Sacramento and North Beck Mines are located. We have attached additional maps as exhibits to this Annual Report. Exhibit 99.2 is an Index Map. Exhibit
99.3 is a Property Location Map.  Exhibit 99.4 is a Land Ownership Map.

Our mineral claims contain several separate mines, shafts, holes and so-called "prospecting pits." One of the mines is as deep as 1,000 feet, another is reportedly 1,600 feet deep. These mineral claims were owned, as long ago as 1933, by the North Beck Mining Company, claims which the Coombs Family acquired in 1974 and have owned ever since. The northern portion of the claims lie within the Jenny Lind Tract of the Tintic Mining District of Juab County, Utah. The precise legal description of these 470.097 acres is contained in Exhibit "A" to the mining lease agreement, itself attached to this document as
Exhibit 10.1.

The favorable or prospective mineralization of interest in the North Beck Claims is of the siliceous copper-gold-silver category with minor amounts of lead and zinc.

A spur line of the Union Pacific Railroad lies directly across the street from the North Beck Claims. Approximately, two years ago, the EPA obtained permission from us to re-pave or re-surface the frontage road on the mineral claims and we gave them such permission. We are not certain whether they have completed this task. We believe that this makes, or will make, the mineral claims somewhat more accessible. There is currently no minerals extraction equipment on our mineral claims. Nor are there any other mining-related infrastructure facilities. While there were at one time head frames situated above the actual mining shafts of the Sacramento and North Beck Mines, these head frames are essentially non-existent today and would have to be substantially re-built to be of any use. Finally, there are no direct sources of power that can be utilized at or on the mineral claims even though the claims do actually border the city limits of Eureka. We have not investigated and do not know if our proximity to the town of Eureka would make it easier or less expensive to bring power to the mineral claims. We do not believe it would make a difference, considering that bringing power to the claims for exploratory purposes would likely be only temporary.

Though the reader may wish to review the lease agreement itself, Ex. 10.1 hereto, the major terms of the lease agreement are summarized as follows:

In April 2004, Valley High issued the lessor and owner of the North Beck mineral claims, 5,000,000 restricted shares of its stock as lease consideration. Valley High valued this stock issuance, on its books and records, a carryover basis of $0. Valley High is obligated to spend $15,000 over the 5-year lease term in exploration, development and similar costs for the benefit of the North Beck Claims. Any shortfall at the end of the 5-year lease period is due and payable in cash to North Beck. This provision is typical in a mining lease agreement of this nature. However, since the money we will be providing to our expert/consulting geologist improves the North Beck Claims, this money will be a credit against our 5-year work commitment of $15,000. North Beck has also agreed to indemnify and hold Valley High harmless from any Environmental Protection Agency (EPA) claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The mining lease contains an option to buy the subject mineral claims from North Beck for $3,000,000. The lease expires on April 18, 2009. The lease provides Valley High with the option to renew the lease in 5-year renewals on substantially the same terms and conditions.

Under the lease, we are also obligated to pay a 3.5% net smelter return royalty to North Beck on all mineral-bearing ores sold, which is due and payable 45 days after payment is received from the smelter or buyer. The mining lease agreement also gives a credit to us for the first $30,000 of net smelter royalties owed to North Beck as a result of the 5,000,000 shares issued to North Beck as lease consideration. Management believes and understands that providing a credit for net smelter returns is fairly typical in a mining lease agreement of this nature and such a provision has been in other mineral leases involving the North Beck Claims.

The Sacramento Mine

One of the two deepest shafts or mines located on the mineral claims is called the Sacramento. This mine is located along Cole Canyon Road just west of Eureka. Access to the site can be gained by the interconnection of secondary dirt roads. From downtown Eureka, the intersection of the secondary road is located 0.8 miles west along U.S. Highway 50 and 6 and approximately 0.3 miles west of the Bullion Beck head frame. Following the dirt road north and bearing east, the shaft is found on the western side of the road and adjacent to the first major dump up Cole Canyon. The road has a small washout near the highway and may require minor grading for stream crossing.

According to data from the Abandoned Mine Reclamation Program, a program instituted and overseen under the auspices of the Utah Department of Natural Resources, Division of Oil, Gas & Mining (DOGM), the Sacramento consists of a 14 x 19 foot vertical shaft presumed to be at least 1,000 feet deep and closing to 12 x 20 feet at 8 feet deep. During the 1990's, the Abandoned Mine Reclamation Project measured the Sacramento to a depth of 563 feet where resistance to further probing was met. At this depth the shaft was believed to be bridged or caved. The shaft has a flat concrete collar which, according to the Abandoned Mine Reclamation Program, appeared stable.

In the mid-1990's, with the permission of North Beck Joint Venture, LLC, the owner, the Abandoned Mine Reclamation Program covered over the Sacramento by placing a mesh and concrete grid over the hole as outlined under Section 0250 of the DOGM's Mine Closure Rules. It also made provisions for drainage control by constructing a 12 inch berm around the perimeter of the shaft as further described in Section 0250 of the Mine Closures Rules.

The North Beck Mines or Shafts

A second deep mine or shaft on the mineral claims is called the North Beck. This site is located to the north of the dirt road in Jenny Lind Canyon. From Eureka City Cemetery, one goes 0.75 miles west and then takes the right fork up the Jenny Lind Canyon 1.9 miles, then at another right fork, one goes further up the Canyon 0.2 miles. This site is located to the north of the road near the bottom of a low ridge. Because this site cannot be reached by automobile, access to the site is by heavy equipment or possibly a four-wheel drive vehicle.

The North Beck shaft is over 1,600 feet deep, having a shaft with dimensions of 15 feet by 15 feet. The shaft is located on top of a large dump dominating the site. The collar of the shaft is partially covered with wood and has framing extending down the shaft. A fence surrounds the collar.

A second, smaller North Beck shaft is nearby. This shaft has a collar 12 feet by 14 feet and contains a hole approximately 50 feet deep.

During the mid-1990's, at the same time that the Abandoned Mine Reclamation Project covered over the Bullion Beck, the Sacramento and the Gemini Mines, it also covered over the North Beck and Sacramento Mines. These latter shafts were covered a little differently, however. A rebar grate closure over the shafts was installed on both mines to eliminate any entry by the public. The rebar grate was constructed out of No. 8 rebar and has dimensions of 20 feet by 20 feet. The grate was designed to cover an area of 400 square feet over the large North Beck shaft. The fence surrounding the collar of the shaft was repaired at the conclusion of the installation of the rebar grate closure. Because the Abandoned Mine Reclamation Program had to destroy timber to gain equipment access to the site, the Program revegetated about 0.1 acres of area disturbed during the reclamation.

The Black Warrior and West Cable Mines or Shafts

In an effort to complete Work Sequence or Milestone No. 1 of Phase One of our business plan and Plan of Operation detailed below, we learned, since October 2005, extensive additional information about our mineral claims over the last 100 years, including the fact that the Black Warrior and West Cable Mines are also situated on our mineral claims, not to mention numerous other holes, shafts and so-called "prospecting pits." Reference is made to Item 6 of Part II below titled "Management's Discussion and Analysis or Plan of Operation."

Current State of Affairs

Approximately 5 or 6 years ago, North Beck Joint Venture, LLC, gave permission to the Utah Abandoned Mine Reclamation Program administered by DOGM to cover the Sacramento and North Beck Mines in order to eliminate any future liability for someone falling down the shafts, the very purpose of the Program. This was a wise course of action because, though any such persons are trespassers by law, there are frequently hikers and snowmobilers in the Tintic Mining District area. Recently, the Abandoned Mine Reclamation Program notified us that they desired to close up, or close over, a 100 foot mining shaft on our Peru Claim at the northern end of our property.

Significantly, however, in covering over the openings of the mines, neither the Sacramento nor the North Beck Mines have been filled in with dirt or any other solid substances. This means that these mines can all be re-opened and re-worked again if the proper regulatory permits are obtained. See "Government Regulation" section above. We have taken no steps to obtain the regulatory permits necessary to re-open and re-work the mines, unless and until we obtain the necessary capital and funding to do so and that course of action is what a mining partner or joint venturer would want to do.

Based on the work of the Utah Abandoned Mine Reclamation Program, all of the existing underground workings in the Sacramento, the North Beck, the Black Warrior and West Cable Mines are currently inaccessible. It is not known for certain whether or not ore minerals of commercial grade were ever encountered in the old workings and it is also not known for certain whether minerals having significant value were ever produced or extracted from these mines or mining shafts and the overall mineral claims directly. At present, we do not possess any specific records indicating the results of any such past mining activity on the North Beck Claims, let alone whether or not ore minerals of commercial grade or quantity were ever encountered on the mineral claims. We are also not aware, at this time, of whether there was ever any actual production or removal of any precious metals from mining activity that occurred on the North Beck Claims. We believe that most of these records are lost. Reference is made to Work Sequence No. 1 in Phase One of our Plan of Operation below which details our efforts to locate and retrieve lost and other records.

Future Plans for the North Beck Claims In The Event Necessary Exploration Capital and Funding Is Obtained

Due to lack of capital, we have no present plans to clean, dewater, open up or otherwise rehabilitate of the old workings in the any of our mines or shafts in order to conduct sampling or assaying. Any exploration will be in the nature of testing and, if sufficient evidence is obtained, possible drilling for favorable or prospective mineralization. In such event, we will be subject to regulation by DOGM. See "Government Regulation" section above. It should be again emphasized that the potential for pursuing an extensive permitting process in order to further drill or test the claims is dependent on the prices of gold and primarily silver and lead. We have no particular timetable in this regard for the simple reason that no capital is currently available for such purpose.

As stated above, the known mineralization of interest in the North Beck Claims is of the siliceous copper-gold-silver category with minor amounts of lead and zinc. The possibility of the North Beck Claims attaining the status of a silver, gold or lead producer is completely unknown and will depend upon the results of any future exploration program engaged in by us, if any. At the present time, the North Beck Claims have no specifically known viable mineral deposits or ore reserves. Accordingly, the objective of any future geological mapping and other work will be to determine what specific exploration program, if any, to pursue.

ITEM 3.  LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which we or any officer, director or major stockholder is a party or to which any of our mineral claims is subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

Since late 2001, the Environmental Protection Agency (EPA) declared the Eureka, Utah, area a Super-Fund site and the EPA has since been involved in the clean-up of lead contamination in the area, specifically, the locality adjacent to the North Beck Claims. Our president, however, never received any indication from the EPA or any state or federal governmental authorities that these clean-up or remediation efforts on the part of the EPA involve, or would involve, our mineral claims, particularly when, to management's knowledge, there are no significant mineral tailings on our mineral claims, no actual mineral production is known to have ever taken place on the mineral claims, and when no smelter activities have ever been undertaken on our mineral claims. Put another way, no formal or other notice has been received from the EPA or anyone else of any potential liability for past mining activity on the North Beck Claims. Management believes that this will be a significant improvement to the mineral claims, an improvement which shall be at no cost to either North Beck or us. We are informed that the EPA is completing its clean-up and remediation efforts in the Eureka, Utah, area for which we are informed that it has spent approximately $40 million. We believe that these substantial clean-up efforts on the part of the EPA result in a far more favorable environment for mineral exploration activity in and around Eureka than in the more recent past.

Aside from the foregoing, it is significant that in the mining lease agreement attached as Ex. 10.1, North Beck Joint Venture, LLC, the lessor, specifically indemnifies and holds us harmless from any environmental liability created or occurring prior to the date of the April 19, 2004, lease agreement. Accordingly, were the EPA to go after or pursue North Beck Joint Venture for reimbursement of any clean-up costs (something that is believed to be extremely doubtful), we would have no exposure or other liability in that regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access for an interested person, our CIK number is 0001301838.


As of the date of this filing, we have not established our own web address or web page nor do we have any plans, at present, to do so.

                            Part II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Market Information

Our common capital stock is not traded, quoted or listed on any stock exchange, any NASDAQ Stock Market medium or the "Pink Sheets." As a result, there is currently no public market for it and no market price data to report. We intend to obtain inclusion on the OTC Bulletin Board in the future, but there can be no assurance that our common stock will be included in this trading medium. Even if quotation on the OTC Bulletin Board is achieved, there is no assurance that our common stock will be actively traded. As a consequence, there can be no assurance, in any event, that there will be liquidity in our common stock.

Currently, there are 5,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for as long as 20 years. As to the additional 5,000,000 "restricted" shares currently issued and outstanding, these shares were issued in 2004 to North Beck Joint Venutre, LLC, pursuant to the Section 4(2) exemption from registration and in consideration for the execution of that certain mining lease acquisition agreement attached to this document as Exhibit 10.1. These 5,000,000 "restricted" shares represent approximately 94.7% of our total number of issued and outstanding shares and are held by insiders and affiliates. As to the shares recently issued to North Beck Joint Venture, LLC, such shares are subject to an Investment Letter and none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B.

At present, none of our officers and directors own or control any shares that are not "restricted" or which do NOT bear a restrictive legend.

Of the 5,281,346 shares issued and outstanding, 5,000,000 are "restricted." Those 281,346 shares that are not "restricted" have been issued and outstanding for as long as 20 years.

We currently have no outstanding warrants, options, incentive stock option or employee compensation plans of any kind or nature. At the same time, and though there are currently no plans to do so, no assurance can be given that such derivative securities will not be issued in the future.

We intend to make an application to the National Association of Securities Dealers, Inc. (NASD) for our shares to be quoted on the OTC Bulletin Board. Our application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 promulgated by the Commission under the Securities Exchange Act of 1934, as amended ("'34 Act"). Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by such service. Except for the decision to apply to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock.

Holders

According to our stock transfer agent, Atlas Stock Transfer Corp., as of the date of this Annual Report, there were 1,153 holders of record of our common capital stock.

Description of Our Securities

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2005.

We have no preferred shares issued or authorized.

Voting Rights

Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Preemptive Rights

Stockholders do NOT have a preemptive right to acquire our unissued shares of common stock.

Dividends and Dividend Policy

Our Board of Directors has NOT declared or paid cash dividends or made distributions in the past and we do not anticipate that we will pay cash dividends or make distributions to shareholders in the foreseeable future. We currently intend to retain and invest future earnings, if any, to finance our operations.

The holders of our common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. The payment of any future dividends will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions. As a result, there can be no assurance that any dividends on common stock will be paid in the future. We also have no redemption or sinking fund provisions applicable to any shares of common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Selected Financial Data

Because we have no exploration, development, or other operational mining-related activities, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in
Item 7 of Part II below.

Starting in April 2004 when we emerged from dormancy, we have incurred accounting costs and other expenses in connection with reactivating ourselves and the preparation and filing of a Form 10-SB/A registration statement, as amended. The total expenses for our fourth quarter ended December 31, 2005, resulted in a net loss, for the fiscal year, of $17,295. Since re-emergence from dormancy on April 19, 2004, we have incurred total expenses of $21,634. This figure also represents our total or cumulative stockholders' deficit as of December 31, 2005. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his indirect ownership interest in our lessor, has an obvious vested interest in seeing the successful exploration of the North Beck Claims. Mr. Coombs's loans have been designated as "advances," inasmuch as they do not bear interest. In the event we were to someday become profitable, we may agree to pay Mr. Coombs back-interest for his advances, an eventuality that we believe is highly unlikely. However, we would likely not do so nor would Mr. Coombs request the same if doing so would adversely impact us or our liquidity. For further disclosure or information in this regard, reference is made to the subsection in Item 1 of Part 1 of the DESCRIPTION OF BUSINESS section titled above "Agreement With Our Sole Officer and Director to Advance Certain Necessary Funds" and also the section immediately below.

Liquidity and Capital Requirements

At of the date of this Annual Report on Form 10-KSB, we lack the necessary capital to implement a full-fledged mineral exploration program. We currently have approximately $475 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next three (3) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that between 1 and 3 years from now, we should be able to complete our business plan. If not, we will know by then what it will take to complete it.

Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead and gold over the next year or two, the cost of mining exploration at that time, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of three years from the time that our registration with the Commission became effective, that individual members of management will continue to advance us sufficient money to make us continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next 3 years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 3 years. On the other hand, it is also conceivable that we can complete our business plan in less than 3 years or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next 3 years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding from a strategic mining partner or joint venturer. Because this requirement is in the more distant future, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates and, as of the date of this Annual Report and because our second draft geology report is not, as of this writing, finalized, we have not as yet contacted any person or entity that might be interested in so participating. Management expects that we will use joint ventures and partnerships to fund this stage of our business plan, provided that such relationships can be made and entered into and no assurance can be made that they will.

Contingency Planning

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will be provided by officers and directors for at least the next three years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

Plan of Operation

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate and contiguous patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we conversed in December 2005, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. All of the holes, mines or shafts on our mineral claims have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program is currently planning to cover over in the spring.

Our overall business methodology and plans are to (1) finalize our draft geological report on our mineral claims and (2) contact prospective joint venturer mining companies and other prospective partners to finance and carry out the planned or proposed exploration program that we have now developed or devised and (3) having accomplished those milestones, commence the actual carrying out our mineral exploration program as disclosed in more detail below. We characterize these coordinated, phased efforts as Phases One, Two and Three, respectively, of our overall business plan and plan of operation. The following is a summary of these Phases. Phase One is almost complete in that on January 20, 2006, we received a draft geology report from our consulting geologist, Mr. O. Jay Gatten, and during this month of March 2006, we received a revised and modified second draft report.

Phase Two is the stage in which we will search out and contact a possible exploration joint venturer or partner for the purpose of implementing an actual mineral exploration program on our mineral claims. We are in the process of completing Phase One and should complete it within the next 2 weeks. Our consulting geologist is making a few additional modifications to his second draft report and he and his firm are preparing additional and better maps for use in the report.

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof.

Upon completion of Phase One of our business plan and plan of operation, we will enter Phase Two. In Phase Two, we shall distribute our mineral report to interested parties, conduct mineral claim tours, and otherwise actively seek out and investigate potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Claims.

PHASE ONE

Work Sequences or Milestones to Be Completed in Advance of Seeking Out Exploration Partners/Joint Venturers.

In our Form 10-SB/A registration statement, as amended, we identified a 2-part work sequence or list of milestones that we, in conjunction with our expert, intend to complete in order to approach and target prospective exploration partner or joint venture candidates. Our sole officer and director, Mr. Coombs, or our lessor, North Beck Joint Venture, LLC, has agreed to finance and advance the costs necessary to complete these work sequences or so-called preliminary "milestones." In order to complete Phase One, we have hired a highly experienced consulting geologist named Mr. O. Jay Gatten of North American Exploration, Inc., located in Kaysville, Utah. Mr. Gatten has been a practicing geologist in the Utah area for some-40 years and he is familiar with the Tintic Mining District. In late October/early November 2005, we met with Mr. Gatten and on January 20, 2006, we received a draft geology report from him. After physically walking some of the mineral claims in late February, we have this month received a modified second draft geology report from Mr. Gatten, which among other things, modifies our drilling targets, the costs thereof and the timelines involved. See 2.0 EXPLORATION TARGETS and also
3.0 EXPLORATION PLAN in the large section below titled PHASE THREE.

The following explains each of our two (2) work sequences comprising Phase One of our business plan and Plan of Operation. While we summarize it below, we have completed Work Sequence No.1 and will soon complete Work Sequence No. 2 in that we now have an excellent second draft geology report. The receipt of a final geology report will mark the completion of Phase One of our business plan and plan of operation. We expect to complete Phase One within the next two weeks and we expect the total cost to be between $3,000 and $4,000.

Work Sequence or Milestone No. 1. To locate and collect all existing or known data previously compiled on the claims.

Because our new expert and consulting geologist advised us in December 2005 that he had all the information needed to write a geology report for us (Work Sequence or Milestone 2 below), we have completed this Work Sequence or Milestone No. 1. In order for the reader to appreciate the investigative work we did and the information we were able to obtain on our mineral claims for the purpose of providing it to our consulting geologist, the following summarizes what we found out and what information we provided our consulting geologist in November and December:

The basic information known by us prior to October 2005 about the North Beck Claims had been contained in an extensive report on the area completed in 1957 by The Bear Creek Mining Company, a related entity of Kennecott Copper Corp. This report is known as the Jenny Lind Project Report and it covers a much wider and expansive geologic area than our 470 acres of mineral claims. Because the Jenny Lind Tract only covers the northern end of our mineral claim block, this Report only discusses the North Beck Mine. Other than this report, the only other information of any significance we have possessed on our mineral claims (other than by means of some maps) was provided to us in May 2001 by the Utah Abandoned Mine Reclamation Program, a project or program overseen by DOGM. This information included, among other things, information concerning the exact depths and locations of the Sacramento, Black Warrior and North Beck Mines.

In October 2005, after the end of the last quarter and as we reported in our Form 10-QSB/A for our third quarter ended September 30, 2005, we contacted DOGM to determine what information they had in their archives, if any, on the North Beck Claims. As we reported in our Form 10-QSB/A for that period, they have no specific drilling, testing or assay information on the Tintic Mining District in their records or computers prior to 1975. Also, as so reported, we also contacted and were informed by The Juab County Recorder in Nephi, Utah, that it does NOT possess any information regarding what types of excavations were historically done in the Tintic Mining District, let alone the results of those tests or excavations. The only information they keep or maintain are ownership records of patented and unpatented mining claims located within Juab County. They referred us to the Utah office of the federal Bureau of Land Management (BLM) and, after faxing the BLM the legal descriptions of the North Beck Claims for them to research, we were informed that they appear to have no information on our mineral claims, though they represented that they would keep looking and that they would also look at existing and available old plats to determine if they could uncover additional information for us. The exact nature of the BLM's information, if any, thus remains to be determined.

Since the foregoing, which was reported in our last Form 10-QSB/A, we have done the following additional research and contacted the following entities and individuals, and found out the additional information below, all in order to complete this crucial milestone or work sequence:

1. In late October 2005, we obtained an 1898 map of the Tintic Mining District and the Sacramento Mine appeared on such map. Accordingly, the Sacramento Mine located on our claims was dug or excavated prior to 1898. In November 2005, we were also able to obtain a 1932 map of the area which identifies all of the mining claims in the general area. On this map, and unbeknownst to us previously, are markings indicating additional holes dug or drilled on our claims, claims specifically identified as the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and, of course, the Sacramento. These small black marks or squares on the map appear to indicate additional exploratory activity on our mineral claims, possibly additional mining shafts, "prospecting pits" and shallow shafts less than 500 feet deep.

2. During October 2005, we were able to locate and then speak with Chief Consolidated Mining Co.'s remaining employee or point man in Eureka, Utah, who remains in charge of what operations they continue to have there. This individual indicated that he would see what information he could find on our claims, many of which border Chief Consolidated property. As previously reported by us, Chief was the largest mining operator in recent years in the Tintic Mining District, though their operations have been wound down considerably as a result of a consent decree they signed with the EPA in 2004. In November, we followed up with this individual who indicated that he had located maps and our claim numbers but nothing else of significance. He did say he would keep looking and get back to us. While we have heard nothing further from him, our consulting geologist informs us that what geologic information this individual might have is not necessary for us in order to complete Work Sequence or Milestone 2 below.

3. During late October, and at the suggestion of the BLM, we contacted the Utah Geological Survey, a state agency, to determine what information, if any, they possessed on the North Beck Claims. We were informed that, like DOGM, they too did not possess any such information in their computers going back to the 1800's or early 1900's. However, a principal with the Utah Geological Survey did direct us to three other sources. First, it turns out that the University of Utah has digitized all the old newspapers from the active mining days, newspapers that include but are not limited to The Eureka Reporter and The Salt Lake Mining Review. These and several other newspapers are available on-line at www.lib.utah.edu/digital/unews/. Second, we were informed that the Clinton Administration closed the U.S. Bureau of Mines in 1995 and all of the information it possessed on mining activity in the Tintic Mining District and elsewhere was turned over to the U.S. Geological Survey. With regard to the first of these sources, we have since found 37 newspaper articles in The Eureka Reporter concerning the North Beck Mine. For example, we learned that it was excavated between 1917 and 1922. We also learned that it is 1,600 ft. deep and that excavation laterally, that is, through drifts or stopes, was undertaken at the 1,200 ft. level. We also did a search of the words "North Beck" in The Salt Lake Mining Review. In doing so we found an article dated October 15, 1924, titled "NORTH BECK, IN TINTIC DISTRICT, ABSORBS VALUABLE ADJOINING MINES." In this article it is reported, among other things, that on our West Cable Claims (claims which comprise The North Beck Claims group) there are two mining shafts approximately 500 ft. deep each. It further discloses that on our Black Warrior Claim (a claim also comprising the North Beck Claims) there was, at that time, a shaft 300 ft. deep. At the time, the Sacramento shaft was determined to be 600 ft. deep. Some of the geology involved with these shafts is briefly discussed. This information is significant because heretofore we did not know for certain that there were more than two mines or mining shafts on our mineral claims.

4. In October and based on information provided us by the Utah Geological Survey, we contacted the U.S. Geological Survey's Utah office. Unfortunately, their Utah office only handles natural resources and water issues. We thus contacted the national office by both e-mail and telephone. In response, we were informed us that, other than certain reports with specific identifiable titles, the U.S. Bureau of Mines' information was never digitized. Those records or documents that were digitized were provided to the National Technical Information Service (NTIS), a division or sub-agency within the U.S. Department of Commerce. Upon contacting NTIS, we learned that they are only able to retrieve a document if the title of the document or the author of the document is identified. While NTIS did a search for us, the only information they were able to find relative to the Tintic Mining District involved the Tintic Standard Mine in The Eastern Tintic Mining District. The geology of the Tintic Standard property far to the east of our claims is unrelated, geologically, to the North Beck Claims and therefore, we did not obtain a copy of this report. Contrary to what we had been told by others, NTIS also informed us that nearly all of the U.S. Bureau of Mines' information was turned over, in 1995, to the Bureau of Land Management (BLM), a division of the U.S. Department of Interior. This information is inconsistent or at odds with what the Utah office of the BLM had told us itself. Accordingly, on November 10, 2005, we re-contacted the BLM by phone and in writing and asked them to check into whether they have any U.S. Bureau of Mines' records relative to the Tintic Mining District and, in particular, to mining claims at one time owned by the North Beck Mining Company. In this regard, we faxed them the deed of our mining claims which lists by name and claim number all 45-some claims. We also styled our written request as a Freedom of Information Act request. They have yet to get back to us. However, the Utah office of the BLM has since called us and indicated that they have copies of the original mining patents recorded. We did not order copies of these documents because we already possess copies, copies that our lessor received in 2001 from the Abandoned Mine Reclamation Program.

In addition, having e-mailed the USGS, we received e-mails from the Alaska division of the USGS. They informed us that the Federal Archives in Denver and the Federal Records Depository, also in Denver, may possess U.S. Bureau of Mines records. In early November we e-mailed the associate director of the Federal Archives, which is affiliated with the Federal Records Depository in Denver. Eventually, we learned that in order to locate or find out what information the National Archives and Records Administration possess on our mineral claims, we must write a letter to the Chief Information Officer in Washington, DC, a Mr. Edwin McCeney, and ask for permission to review such records, if they exist, which we have done. So far we have heard nothing.

5. In late October/early November, we contacted Region VII of the

Environmental Protection Agency (EPA) in Denver. Specifically, we spoke with the Senior Enforcement Specialist of the Technical Enforcement Program who oversaw the EPA's Super Fund Site clean-up operations in Eureka over the last several years. His name is Mr. Mike Rudy. This individual indicated to us that the North Beck Claims were outside of their Eureka clean-up site and therefore, he did not believe the EPA possessed much information on our mineral claims. While he thought that they might have production and assay records, it turned out, after a search, that they did not. This was disappointing. Nonetheless, the EPA did send us excerpts from a Mineral Resources publication of the Dept. of Interior from 1883, some 1989 excerpts from the Utah Minerals Yearbook, excerpts from old publications discussing the North Beck properties, and a map of the area showing various mines and mining shafts. What is significant, however, about this information is that one of the documents provided by the EPA and appearing to be an old mining directory discloses that the North Beck Mining Company's property had five (5) mining shafts on it. Looking at the 1932 map of the area discussed in paragraph 1 above, one observes five different black marks or squares indicating mining activity of some sort. This document provided by the EPA may thus be a reference to the North Seneca, the Maime Consolidated, the Black Warrior, the West Cable and the Sacramento claims mentioned in paragraph 1 above, all of which comprise part of the 45-some separate mineral claims constituting the North Beck Claims.

6. Having learned about additional possible mining shafts and their names, or the names of the claims they are on, we went back and looked at 2001 records we obtained from the Utah Abandoned Mine Reclamation Program. In one of the documents titled "Tintic Project Specs," it mentions several mine sites west of Eureka in Cole Canyon, the area that our mineral claims are located in. Among others, these mine sites consist of: two North Beck holes, the Black Warrior holes, several Dagmar holes, the North Western Group site 2, and the St. Louis Group sites. Again, these are all identified in the document as being located west and north of Eureka in Cole Canyon, precisely where our claims are located. This would put these particular sites on or near our claims and if so, this is information we previously weren't aware of. At the same time, looking at our deed (a copy of which comprises an exhibit to our original Form 10-SB registration statement), it is clear that the North Beck, the Black Warrior Claims and the St. Louis # 1, 2, 3 and 4 Claims do comprise our property. Accordingly, it would appear that there are in fact old mining shafts on these particular claims.

In addition, in a second document provided us by the Utah Abandoned Mine Reclamation Program and titled "Section 0300 Specific Site Requirements," it mentions, in addition to the Sacramento Mine or Site, a "Cole Canyon Prospect Site" located south of the Sacramento. It further identifies a "Cole Canyon South Site" which is also identified as south of both the Sacramento and the Cole Canyon Prospect Site. It is possible that these 2 additional sites are on our mineral claims unless they are so far south of the Sacramento that they are across the road/highway further to the south. (In fact, a small portion of our claims actually does cross the highway.) The document identifies them as the more dangerous holes to the residents of Eureka and thus, it appears that they would be near the highway.

In the 1924 article on North Beck Mining Company in The Salt Lake Mining Reporter, it mentions that the West Cable claim has two 500 ft. shafts. It also mentions a Black Warrior shaft which is 300 ft. deep. As per information furnished us by the Abandoned Mine Reclamation Program, there later apparently became at least 3 Black Warrior shafts, having depths of 500+ ft., 100+ ft. and 50 ft. We have found no other references to any West Cable shafts or mines and they are not indicated in the Abandoned Mine Reclamation Program mine closure information. It could be that they have come to be known by another name(s) or that the Abandoned Mine Reclamation Program was not concerned about them for some reason or it has already closed and covered them over. Perhaps they are just known by their GPS coordinates. We don't know.

7. In early November and at the direction of the EPA, we called The Tintic Mining Museum in Eureka to determine if and to what extent they had any production or assay records concerning the North Beck Mining Claims. They responded that they did not but, as set forth above, they directed us to the University of Utah's website which contains articles from The Eureka Reporter and The Salt Lake Mining Review, articles currently going back to 1902. We were told that spending a lot of time pouring over these articles would likely uncover a lot of information about our claims that we are not presently aware of. We have not as yet done so only because we have since been informed that our consulting geologist has sufficient information to generate a final geology report. See Work Sequence or Milestone No. 2 below.

8. During late November and early December, we had discussions with Mr. Mark Mesch, the director of the Utah Abandoned Mine Reclamation Program, concerning mining shafts or other holes on our mineral claims that have been closed up or covered over since the 1980's. Mr. Mesch has sent us a map showing that well over 30 holes and shafts have been covered over in the Cole Canyon area since the 1980's. This is the area in which our mineral claims lie. Mr. Mesch thought that as many as 24 of these holes or shafts may be located on our mineral claims though, as of this date, we aren't certain of which are which. This is because when the Abandoned Miner Reclamation Program closes up shafts, they do not necessarily identify the shaft or hole by its historical name but by its GPS coordinates. We also learned in November 2005 from Spectrum Engineering, an independent contractor located in Billings, Montana, and who has been hired by the Abandoned Mine Reclamation Program, that one of our claims called the Peru Claim has a 100 foot mining shaft that the Abandoned Mine Reclamation Program intends to cover over in the spring. Prior to this, we did not know that our Peru Claim had a mining shaft on it.

Based on the foregoing and based on this and additional information already in the possession of our consulting geologist, we have sufficiently completed this work sequence or milestone as necessary to write a final geology report. Accordingly, we are now proceeding with the next work sequence or milestone below and if we discover more relevant information about our claims in the meantime, we will pass that information on to our consulting geologist and modify any final report as necessary or advisable.

Completion of this Work Sequence or Milestone has not cost us anything in that we accomplished the foregoing "in-house."

Work Sequence or Milestone No. 2. To obtain a final geology report on our mineral claims in order to generate investor interest.

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

On January 20, 2006, we received a draft geology report from our expert, Mr. Gatten, which, when finalized, will mark the end or completion of this Work Sequence or Milestone and in fact, Phase One of our Plan of Operation. During this month of March 2006, Mr. Gatten provided us with a revised second draft geology report that modifies, to some extent, his initial draft report. This draft report contains a more extensive and detailed exploration plan or program which we have included below, under the heading titled "PHASE THREE:
OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." Based on this second draft report, the discussion in PHASE THREE below summarizes our current and planned exploration program.

PHASE TWO

Upon the completion of Phase One of our business plan and Plan of Operation detailed above, something that will occur within the next two weeks, it will then be our intention to embark upon and undertake the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two of our business plan.

Work Sequence or Milestone No. 1. To contact as many mining companies as possible that we can target and who we believe might be interested in partnering or joint venturing with us to engage in an exploratory drilling program on the North Beck Claims. Our efforts to achieve this is something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." We have also included a proposed or planned "phased" exploration plan or program for any such joint venture or partner to consider. This is a very important part of our Plan of Operation and it is summarized in the section below titled "PHASE THREE: OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year or two. It may take less. This is a task that we will undertake in the ordinary course of our business. And this work sequence or milestone will be on-going. There will no particular cost associated with this sequence. This is because our consulting geologist's final report is and will be available to be e-mailed, including all exhibits associated with it. The only costs that we envision at this time are long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. There will therefore be little out-of-pocket costs associated with this work sequence. We do NOT believe that the cost associated with carrying out this work sequence or milestone is significant.

Work Sequence or Milestone No. 2. To conduct mineral claim tours with interested parties with the intent of leading to a suitable minerals agreement to explore our claims. This work sequence or milestone is self-explanatory and is something we will do with any interested party upon request. The cost associated with this sequence will be gas money to travel the 100 plus miles south of Salt Lake City to conduct such tours, the time it takes to do so, and possibly, paying our consulting geologist to venture with us and meet prospective partnership candidates when we undertake any such mineral claim tours. Once again, our sole officer and director has agreed to advance us the funds necessary to carry out this work sequence or milestone.

Work Sequence or Milestone No. 3. To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the district. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. There is no particular cost associated with this work sequence. This is not to ignore that since the

Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important environmental events or issues relating to the North Beck Claims. Our lessor has not recently received any notices of any kind from the EPA. We also intend to rely on our consulting geologist to some degree with regard to this work sequence in that he is in a better position than we are to become aware of environmental concerns and issues pertaining to the District.

Funding of Our Planned Work Sequences.

We do NOT at this time anticipate needing any outside funding to achieve the foregoing two Phases of our overall business plan. It is possible that this could change, but, at this time, we find it highly unlikely. We do need, however, and will need, substantial funding and other resources from an exploration partner or joint venturer to implement our planned or proposed drilling exploration program. See the section below titled "PHASE THREE: OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT."

Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner.

The specific steps that we intend to undertake in order to find a suitable joint venture or partnership candidate will include but not be limited to the following: First, we intend to identify those mining companies that are currently conducting exploration and extraction operations or activities in Utah, Nevada, Wyoming and Idaho. We will also identify those companies we know and whose principals we have met in the past who are located in Salt Lake City, Utah, Carlin, Nevada, Spokane, Washington, Vancouver, British Columbia, Canada, and London, England. We intend to target these particular companies because we are aware that they own, or have owned, mineral and mining properties in Utah, Nevada and Idaho, including Alaska, Canada and South America, and some are in the process of doing exploratory work, or have done extensive exploratory work, on those claims and others. We thus believe that these contacts would be suitable partnership and joint venture candidates to approach. At the same time, we also intend to identify additional companies or operators by checking records with DOGM and the BLM or any other state or federal governmental agency in which information about current mining activities in Utah and surrounding states is publicly available. In doing so, we will also have the opportunity to confirm the identify those mining companies whose principals we already know or have met personally, either directly or indirectly, all of whom are currently engaged in exploratory mining activities. We also believe that our consulting geologist has the ability to give us names of companies operating in the Tintic Mining District and nearby (though it will be our obligation to contact such persons or companies). After identifying various possible candidates, we shall first attempt to telephone them one by one and speak with appropriate persons involved in their respective mineral exploratory decision-making process. After reaching each such person or persons, we will learn what each is looking for in this regard or otherwise interested in pursuing and whether the North Beck Claims might be something they would be interested in. If any of these candidates or possibilities communicates an interest in our mineral claims, we will find out exactly what information they desire from us and we will provide it to them as quickly and efficiently as possible. After that, and as the list of serious interested candidates gets smaller and smaller, we will follow up with each such entity more closely and more aggressively and determine what additional information they need, if they are interested, what they would like to do next, whether they would like to tour the property, for example, whether they would like to conduct their own sampling or assays on our claims (to which we would have no objection) and if they are not interested, learn why.

After providing reports and doing on site inspections and tours of our mineral claims, we will then sit down with such persons and find out exactly what they believe it would take to work with them on a project to explore the North Beck Claims. We do not know what more we can say in this regard.

We have no way of predicting how long it will take to locate a serious and genuine exploration partner or joint venturer, assuming that we even can, something of which we can give no assurance.

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time.

In the event that we find a joint venture/partnership candidate, one who is serious about working with us, we do not know what form any such joint venture or partnership agreement with them would take. We believe that we would likely have to give up control of the claims in some fashion and possibly a good portion of our stock, perhaps a majority of it. Much of this would depend upon what a partner or joint venture candidate is willing to do in regard to actually exploring the North Beck Claims. Accordingly, the fact is that, at this time, it is difficult to predict or know what form any such agreement would take and, because we are not negotiating with anyone at this time, we do not believe it is appropriate for us to further speculate in this regard. Reference is made to the subsection in Item 1 of Part I above titled "Pursuit of Partnership, Joint Venture and Outside Funding Opportunities."

PHASE THREE:

OUR PLANNED OR PROPOSED "PHASED" DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT

Based on our knowledge of our mineral claims, the following discussion sets forth the phased drilling exploration plan or program that we would, at this time, recommend or suggest to an interested joint venture exploration partner:

1.0  EXPLORATION POTENTIAL

In spite of historical exploration and mining activity in the overall Tintic Mining District and also near to our North Beck Claims, it is a striking fact that very little documented exploration work has been done on the North Beck Claims. Bear Creek Mining Company's Jenny Lind Project, done in 1955 and 1956, was located to the north and did consider part of the property. The only other work of any extent done was underground exploration done at the North Beck shaft between 1917 and 1922. Some of the Jenny Lind work covered the property, including surface mapping, geochemical sampling, surface alteration mapping, and an airborne magnetic survey.

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

2.0  EXPLORATION TARGETS

The North Beck Claims are located within the Tintic Mining District and are north, and on general trend, with the Gemini "ore run". Sedimentary rocks that host ore bodies elsewhere in the district crop out or dip under the property. Favorable structures include location on the west limb of a major trough-like fold called the Tintic syncline and major crosscutting faults with related fracturing of the rocks. Hydrothermal alteration zones that are often related to buried ore bodies are present at the surface. The proximity to ore bodies in the District, favorable host rockS, hydrothermal alteration, major faults and very limited past exploration work all combine to demonstrate, we believe, the favorable exploration potential of the North Beck Claims.

Time Frame for Commencing and Completing Our Exploration Plan

The schedule as to the work is dependent upon funding but it would ideally conform to the seasons and the climatic conditions at the mineral claim property. It would be best if the surface field work could start in the Spring, probably around May 1st. Then the Phase I drilling could follow in the late Summer and continue into the Autumn. The preparation of a report and maps would then be done during the Winter months. Phase II drilling, if warranted, would start the following Spring, as soon as ground conditions would allow access to the drill sites. The total time required for the surface exploration work and Phase I drilling would be about 8 months to 1 year. The total time required for both the Phase I and Phase II programs would range from 18 months to 2 years.

Anticipated Sources of Funding If We Are Unable to Attract a Joint Venture Mineral Exploration Partner

As stated elsewhere herein, our anticipated sources of funding are through a prospective joint venture mineral exploration partner(s). We have no other sources of funding at this time to undertake and implement our mineral exploration program or plan, which, if carried out in full and to completion as detailed below, is anticipated or projected to cost over $900,000. In the event that we are unable to attract and enter into a business relationship with a joint venture mining partner to explore our claims, we do not, at this time, know what we would do to obtain alternative funding. We may explore the possibility of some type of debt financing; however, we have not made any definitive determination in this regard at this time. We do not anticipate any type of public stock offering or other equity offering in the event that we cannot attract a joint venture mining partner because we believe that going through the registration statement process once again with the Commission would be too expensive and take too much time and we do not, at this time, know of any particular persons or entities who might be interested in investing with us in such event. In the event that we are unable to attract a suitable joint venture mining partner, we will at such time be required to investigate or come up with alternative sources of funding, something which we have not, at this time, had the opportunity or time to undertake or explore.

2.1  Eureka Gulch

The extreme southern boundary of the property is located on the north side of Eureka Gulch near the productive West Beck fault and the California Break, at the north end of the Gemini "ore run." The interactions of these faults occur in the valley, which is obscured by recently deposited alluvial sands and gravels. This target includes the Jumbo claim. Horizontal fault displacement at Eureka Gulch is about 2,000 feet. North of the Gulch, the carbonate rocks have been displaced about 2,000 feet to the west. The Apex and Opex dolomite crop out and trend north from the bottom of Cole Canyon through the West Cable and Sacramento mines located on our mineral claims.

2.2  Black Warrior

Near the Black Warrior Mine shaft there is a prospective structural situation where the Paxman fault is intersected by a northwest-trending fault. This site occurs in the central part of the property on the Paxman fault. The Ajax Dolomite, which hosts ore elsewhere in the district, crops out at the surface.

2.3  North Beck

This was a top priority drill target of Bear Creek Mining Company during their Jenny Lind program undertaken by Kennecott in the 1950's. This target was selected on the basis of structure, alteration and probable thin cover of volcanic rocks. The objective would be to locate the northeast-trending Dead Horse fault and explore its intersection with the northwest-trending Red Hill fault. The approximate location of this intersection is north of the North Beck mine in Hadfield Canyon in an area of intense hydrothermal alteration. Bear Creek Mining Company, during the 1950's, had hope for mineralization along the Dead Horse fault based on high metal content in soils, abundant manganese oxides, and intense alteration (iron oxides, clay, silica).

Two holes were drilled by Bear Creek Mining Company in the 1950's but they failed to penetrate surface material and reach bedrock. This target is located in the northern part of the mineral claim block.

2.4  Porphyry Flat

Strong clay alteration is mapped near the boundary between sedimentary rocks to the south and volcanic rocks to the north. This area is also near the easterly extension of the Dead Horse fault. There are also jasperoid bodies that crop out at the surface in this area. An abandoned mine shaft is present and prospect pits dot the area.

Target Summary

The North Beck Claims have the potential to host economic silver and lead deposits, though we can make no assurance whatsoever that this is, or ever will be, determined. If there are indeed such deposits, these would most likely be replacement ore deposits similar to those mined in the past in the nearby Gemini "ore run". These suspected mineral deposits would be at depth and most likely be "blind". There will be very little, if any, evidence at the surface of any hidden mineral deposits. Expensive drilling and underground exploration work and drilling will be required to test these targets.

3.0  EXPLORATION PLAN

Our exploration plan focuses on the location of replacement type, high grade, silver and lead deposits at depth. The application of surface exploration methods for deep or "blind" ore bodies should be limited owing to the negative results of past work during the Jenny Lind project and the depth to exploration targets. Effective exploration techniques for buried ore deposits will involve costly drilling and underground work. This is a staged or "phased" exploration plan and the work done in each successive stage is based on the results of previous work.

How the Results of Prior Phases Will Determine Whether to Proceed with the Next Phases

Surface exploration work is conducted first, with the purpose of generating valid drilling targets. Prospecting work is done on the ground by a field geologist to identify areas with high metal content and showing the signs of hydrothermal alteration. These data are then compiled on to maps and a report is prepared. A meeting with the geologist, project manager, property owner and the joint venture partner would then be held.
If the decision is made to conduct the drilling program a budget is set up and then managed and administered by the project manager.

Drilling is the most effective way to locate the suspected mineral deposits that could occur beneath the North Beck Claims. Samples of the drill cuttings are collected for each 5 foot to 10 foot drill interval. These samples are labeled as to hole number and depth and stored in plastic or cloth bags. In addition, a small reference sample of each 10 foot interval is placed in a chip tray with several compartments. The drill cuttings are carefully logged by a geologist and a description of each drill hole is prepared. This description includes the rock type and any evidence of mineralization or hydrothermal alteration. Based on this inspection, promising samples are selected for assaying and submitted to a certified commercial laboratory. All available information is then reviewed by the geologist. Particular attention is paid to any promising assays, the depth of any mineral deposits and the potential size of the deposit. A report is then prepared which discusses the potential mineral deposit, the risks involved and additional recommended work. If drilling is recommended, the drill sites, the footage and estimated costs are also included in the report. Another meeting with all the involved parties is then held and a decision would be made as to whether or not Phase II drilling, or other additional work, would be conducted. The decision as to whether to proceed with further phases upon the completion of each phase will ultimately be made by those persons financing the same.

3.1  $10,000 Property survey (hand-held GPS receivers)

* Survey property boundary - Monument and mark strategic points such as patented claim corner monuments. Locate road intersections and other key points.
* Locate any abandoned mine workings and measure the depths that the shafts are open (as is feasible and safe).
* Prepare a base map at a scale of about 1"=400' on a topographic base. (use 24"x36", standard size drawings and also prepare an electronic file).

One month - estimated time to complete.

3.2  $20,000 Surface Geologic Mapping

* Compile all applicable Bear Creek Mining Company (Jenny Lind project) data to the base map. Focus on faults, formation outcrops and alterations.
* Conduct surface mapping at 1"= 400' scale to verify map compilation and focus in "problem" areas. Use hand-held GPS units for survey control and focus on mapping faults and structures.
* Compile data to the base map(s) and write a summary report.

Two months - estimated time to complete (no snow cover).

3.3  $7,000 Rock Sampling (Done during mapping work)

* Collect about 200 samples (200 x $15 = $3,000). Focus on mine dumps and faults.

* Maintain chain of custody and analyze samples using 32 Element ICP (Induced Coupled Plasma) method at a commercial laboratory (200 x $20 = $4,000).

Estimated time to complete is included in section 3.2 above.

3.4  $16,000 Soil Sampling

* Collect soil samples from the base of the B soil horizon at points located on a survey grid. (What we mean by this is that soil generally has 3 horizons or horizontal layers. The upper is the "A" horizon and is characterized by organic material. It is usually only an inch or two thick. Below this is the "B" horizon which contains some organic material and is brown in color. This horizon is up to 18" thick. The next horizon down is the "C" horizon which contains rock fragments and is gray in color. Minerals (elements) tend to be leached out, and are transported downward to the base of the "B" horizon, where they are concentrated.) Samples would be collected from surveyed points located in prospective areas. All sites to be located using GPS. Mark sites with flagging and metal tags. (500 x $15 = $7,500).
* Maintain chain of custody and analyze samples at commercial laboratory using 32 Element ICP method. (500 x $15 = $7,500).
* Prepare summary report and map with sample site coordinates, all in digital form. ($1,000). Two months -- estimated time to complete (assays require + one month)

3.5  $6,000 Assess Data & Select Drill Targets

* Review geologic and geochemical data.
* Select drill targets and construct sections, showing estimated depths to the targets.
* Prepare a report outlining the exploration targets, including risks and estimated costs to do the work.

Two weeks -- estimated time to complete

3.6  $25,000 Permitting/Bonding

* Select drill sites and trench sites.
* Obtain exploration permits.

Six weeks - estimated time to complete

3.7  $15,000 Trenching

* Focus on promising surface prospects and structures.
* Conduct trenching (20 sites)
* Sample zones of alteration or mineralization.
* Maintain chain of custody and analyze samples. (200 samples x $20 = $4,000).
* Prepare a report plus maps.

Six weeks estimated time required (about 1 month required for the assays to be completed).

3.8 $230,000 Phase I Drilling (Drill the 2 most favorable or desirable targets) Reverse circulation angle holes. Assume 7 holes - average depth about 1,500 feet.

* Drilling (10,000 feet x $16 = $160,000).
* Site preparation ($10,000).
* Drill supervision (30 days x $800 = $24,000).
* Assays and tests (100 x $20 = $2,000).
* Report, drill sections and maps ($6,000).
* Contingency (14% - $28,000).

Three months - estimated time to complete (Two months field, one month office).

$329,000 Estimated cost of work through Phase I drilling (through section
3.8).

Eight to twelve months - estimated time to complete the work through Phase I drilling .

3.9    $920,000 Phase II Drilling To be based on the results of Phase I.

* Drilling (15,000 feet x $16 = $240,000).
* Coring (10,000 feet x $45 = $450,000).
* Site preparation ($20,000).
* Permitting/bonding ($25,000).
* Drill site supervision (60 days x $800 = $48,000).
* Assays and tests (300 x $20 = $6,000).
* Report, drill sections ($10,000).
* Contingency (15% - $121,000).

Twelve months- estimated time to complete the Phase II drilling.

3.10      Dollar cost to be determined. Underground Exploration Work

* Shaft sinking.
* Horizontal mine workings (drifts).

Our "Day to Day" Operations.

With respect to our "day to day" operations, our sole officer and director has other full time employment, as is repeatedly stated elsewhere in this document. He will therefore NOT be devoting his full time and energy, on a daily basis, to us. To the extent that completion of Phases One and Two of our Plan of Operation requires us to make a phone call or two at least every day, and otherwise follow up with prospective joint venture candidates, we will do that. To the extent it requires more, we will do that also, even if it is on a daily basis. At some point, we may be waiting for experts to complete reports or compile data. When that is the case, there will be little we can do "day to day," other than to wait for those tasks or events to be completed, circumstances that will largely be beyond our direct control. We will also have to wait for prospective joint partner candidates to "get back to us" while they review the materials we will have furnished them or while they wait for their experts to get back to them. If and when we are waiting for such persons "to get back to us," there is little that we will be able to do on a "day to day" basis.

Resulting Situation in the Event That a Successful Exploration Program Were Completed.

It is noteworthy that even if we were to complete a successful mineral exploration program and we successfully identify a mineral deposit (something to which there can be no assurance whatsoever), we will still be required to raise substantial additional funds in order to undertake further drilling and engineering studies (i.e., development) to determine if that mineral deposit does in fact have commercial viability. In short, there are three basic categories of operation in mining: exploration, development, and extraction. Put another way, if in fact we embark upon and undertake a successful mineral exploration program, we would still be required to complete the second phase, namely, that of "developing" the claims in order to undertake actual mineral extraction. We can make no assurance that we can complete a successful exploration program or, that if we do, it would lead to further development of the mineral claims, let alone the successful development, for extraction purposes, of commercial quantities of mineralization.

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

ITEM 7.       FINANCIAL STATEMENTS.

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                        FINANCIAL STATEMENTS

                         For the year ended

                         DECEMBER 31, 2005

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]




                              CONTENTS

                                                                     PAGE

           Report of Independent Registered Public
             Accounting Firm                                           1

           Balance Sheet, December 31, 2005                            2

           Statements of Operations, for the years ended
             December 31, 2005 and  2004 and for the
             period from re-entering of exploration stage
             on April 19, 2004 through December 31, 2005               3

           Statement of Stockholders' Equity (Deficit),
             from December 31, 2003 through
             December 31, 2005                                         4

           Statements of Cash Flows,  for the years ended
             December 31, 2005 and  2004 and for the
             period from re-entering of exploration stage
             on April 19, 2004 through December 31, 2005               5

           Notes to Financial Statements                           6 - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
VALLEY HIGH MINING COMPANY
Salt Lake City, Utah

We have audited the accompanying balance sheets of Valley High Mining Company [an exploration stage company] at December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from the re-entering of exploration stage on April 19, 2004 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from the re-entering of exploration stage on April 19, 2004 through December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred losses since its inception, has no on-going operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER, & HARDY, P.C.

Salt Lake City, Utah
February 17, 2006

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                          BALANCE SHEET


                              ASSETS


                                              December 31,
                                                  2005
                                                   ___________

CURRENT ASSETS:
  Cash                                        $            733
                                              ----------------
        Total Current Assets                               733
                                              ----------------
                                              $            733
                                              ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                            $          5,050
  Related party advances                                17,317
                                              ----------------
        Total Current Liabilities                       22,367
                                              ----------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,346 shares issued and outstanding               5,281
  Capital in excess of par value                       746,093
  Retained deficit                                    (751,374)
  Deficit accumulated during the
   exploration stage                                   (21,634)
                                              ----------------
        Total Stockholders' Equity (Deficit)           (21,634)
                                              ----------------
                                              $            733
                                              ================
The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                     STATEMENTS OF OPERATIONS

                                                              From the
                                                            Re-entering
                                                                 of
                                                            Exploration
                                                              Stage on
                                           For the Year     April 19, 2004
                                         Ended December 31,    Through
                                         ___________________ December 31,
                                         2005           2004     2005
                                       __________  __________ _____________

REVENUE                                $        -  $        - $           -
                                       ----------  ---------- -------------

EXPENSES:
  General and administrative               17,295       4,339        21,634
                                       ----------  ---------- -------------
LOSS FROM OPERATIONS                      (17,295)     (4,339)      (21,634)
                                       ----------  ---------- -------------

CURRENT TAX EXPENSE                             -           -             -

DEFERRED TAX EXPENSE                            -           -             -
                                       ----------  ---------- -------------
NET LOSS                               $  (17,295) $   (4,339)$     (21,634)
                                       ----------  ---------- -------------
LOSS PER COMMON SHARE                  $     (.00) $     (.00)
                                       ----------  ----------


The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE PERIOD FROM DECEMBER 31, 2003

                    THROUGH DECEMBER 31, 2005

                                                                    Deficit
                                                                  Accumulated
                          Common Stock     Capital in              During the
                       ____________________ Excess of  Retained   Exploration
                       Shares       Amount  Par Value  (Deficit)     Stage

BALANCE,
December 31, 2003     281,313         281    751,093   (751,374)           -

Net loss for the
period ended
April 19, 2004              -           -          -          -            -
                    ---------   ---------   --------  ---------   ----------
BALANCE,
April 19, 2004        281,313         281    751,093   (751,374)           -

Share issued to
acquire mining
claims lease valued
at shareholder
carryover basis of
$0, April 2004      5,000,000       5,000     (5,000)         -            -

Rounding shares
issued                     33           -          -          -            -

Net loss for the
period ended
December 31, 2004           -           -          -          -       (4,339)
                    ---------   ---------   --------  ---------   ----------
BALANCE,
December 31, 2004   5,281,346       5,281    746,093   (751,374)      (4,339)

Net loss for the
period ended
December 31, 2005           -           -          -          -      (17,295)
                    ---------   ---------   --------  ---------   ----------
BALANCE,
December 31, 2005   5,281,346   $   5,281   $746,093  $(751,374)  $  (21,634)
                    =========   =========   ========  =========   ==========


The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                     STATEMENTS OF CASH FLOWS

                                                              From the
                                                            Re-entering
                                                                 of
                                                            Exploration
                                                              Stage on
                                           For the Year     April 19, 2004
                                         Ended December 31,    Through
                                         ___________________ December 31,
                                         2005           2004     2005
                                       __________  __________ _____________
Cash Flows from Operating Activities:
  Net loss                                (17,295)     (4,339)      (21,634)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Change in assets and liabilities:
      Increase in accounts payable          5,050           -         5,050
                                       __________  __________ _____________
        Net Cash Provided (Used) by
        Operating Activities              (12,245)     (4,339)      (16,584)
                                       __________  __________ _____________
Cash Flows from Investing Activities:

        Net Cash (Used) by
          Investing Activities                  -           -             -
                                       __________  __________ _____________
  _____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance           -           -             -
  Proceeds from related party advances     12,895       4,422        17,317
                                       __________  __________ _____________
        Net Cash Provided by
          Financing Activities             12,895       4,422        17,317
                                       __________  __________ _____________
Net Increase in Cash                          650          83           733

Cash at Beginning of Period                    83           -             -
                                      _________  __________  _____________
Cash at End of Period                  $      733  $       83 $         733
                                       __________  __________ _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                           $       -   $        - $           -
    Income taxes                       $       -   $        - $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2004:
     The Company issued 5,000,000 shares of common stock to acquire mining claim rights which have been valued at the shareholder carryover basis of $-0-.

  For the year ended December 31, 2005:
     None


The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Valley High Mining Company ("the Company") was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc. The Company was suspended for failure to file annual reports. In December 2001, all required reports were filed and the Company was reinstated. In April 2004, the Company merged with Valley High Mining Company, a Nevada corporation incorporated on February 27, 2004. The Nevada corporation became the surviving entity. In April 2004, the Company acquired mining claims from North Beck Joint Venture, LLC, for 5,000,000 shares of the Company's common stock. The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah. The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital. The Company is considered to have re-entered into the exploration stage on April 19, 2004. The Company has not generated any revenues and is considered to be an exploration stage company according to the provisions of Industry Guide 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections" -- a replacement of APB Opinion No. 20 and FASB Statement No. 3", and FASB No. 155, "Accounting for Certain Hybrid Financial
Instruments"   an amendment of FASB Statements No. 133 and 140", were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At both December 31, 2005 and December 31, 2004, respectively, the Company had 5,281,313 shares issued and outstanding.

In April 2004, the Company issued 5,000,000 shares of common stock. The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2005, an operating loss carryforward of approximately $21,600, which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,250 and $650 as of December 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the twelve months ended December 31, 2005 is approximately $2,600.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and currently has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through possible additional sales of its common stock, or through a transaction with a mining joint venture partner in which the partner or joint venturer would finance a mineral exploration program on the Company's claims. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2005 and 2004, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At December 31, 2005 and December 31, 2004, respectively, the Company owed the shareholder $17,317 and $4,422. The advances bear no interest and are due on demand.

Mining Claims Lease - In April 2004 the Company acquired a mining claims lease from North Beck Joint Venture, LLC, for 5,000,000 shares of the Company's common stock. The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah. The lease has been recorded on the books at $-0- which is the carryover basis of the lease to the related entity. The lease has an initial 5-year term but is renewable so long as the Company expends a minimum of $15,000 in exploration, development or other costs in each 5-year period.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                         For the Year
                                                     Ended December 31,
                                                  ______________________
                                                      2005        2004
                                                  __________  __________

  Loss from operations available to common
    shareholders (numerator)                      $  (17,295) $   (4,339)
                                                  ----------  ----------

  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)           5,281,346   3,778,581
                                                   ---------  ----------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 8A.       CONTROLS AND PROCEDURES.

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

ITEM 8B.  OTHER INFORMATION.

          None.

                            Part III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Executive Officers and Directors

The current and only director and officer of Valley High is as follows:


Name                        Age       Position
------------------        -------     -----------------------------------
John Michael Coombs          51       President, Chief Executive Officer,
                                      Director (Chairman of the Board),
                                      Secretary/Treasurer, and CFO or
                                      Chief Financial Officer

The Company does not currently have a vice president or any other officer or director.

JOHN MICHAEL COOMBS, Director and President. Mr. Coombs practices law in the State of Utah with the law firm of MABEY & COOMBS, L.C., a firm formed approximately five years ago. Prior to that time, Mr. Coombs practiced law as a sole practitioner and office-shared with other lawyers and law firms. During the past six or seven years, Mr. Coombs has, from time to time or on occasion, acted as an arbitrator for the National Association of Securities Dealers, Inc. (NASD). Mr. Coombs has served as an officer and director of Valley High since October 24, 2003. Since becoming an attorney in 1982, Mr. Coombs has specialized in general corporate matters, particularly civil and business litigation. In 1977, Mr. Coombs graduated from Gonzaga University, in Spokane, Washington, with a B.A. degree. In 1981, he graduated from Loyola Law School in downtown Los Angeles, the adjunct law school to Loyola Marymount University located in Westchester, California. Mr. Coombs received an honorable discharge from the United States Marine Corps (USMC) in 1975. He is married with three sons.

Mr. Coombs does NOT presently devote, nor does he intend to devote, his full time to the management of the Company. Since Mr. Coombs has a full-time job, he estimates that he will devote between 1% and 10% of his time to us. We believe that this number may translate into as many as 10 hours per week but we are not certain and have no way of predicting how many hours will be required of Mr. Coombs to endeavor to carry out our business plan. We believe that if it takes more than 10 hours per week of his time, Mr. Coombs is willing to devote those additional hours as necessary to make Valley High's business plan successful.

Between 1995 and February 2000, Mr. Coombs served on the board of directors of a company known as WideBand Corporation, a computer hardware manufacturing company located in Gallatin, Missouri, which trades on the Pink Sheets under the symbol ZWBC.PK and which was formerly known as Vis Viva Corporation. From 1978 through June of 2003, Mr. Coombs also served on the board of a company known as LipidViro Technologies, Inc., which currently trades on the OTC Bulletin Board under the symbol LVRO.OB and which at that time was known as Anticline Uranium, Inc. Other than a company known as Groen Brothers Aviation, Inc., a company on whose board Mr. Coombs served during the 1980's, Mr. Coombs has never been an officer of or served on the board of directors of any other "publicly held" or "reporting companies" that he can recall.

As disclosed elsewhere herein, Mr. Coombs is the manager and a member of North Beck Joint Venture, LLC, a family limited liability company. Mr. Coombs personally owns one third of North Beck Joint Venture, LLC, through his family living trust. He also personally owns another 15% of another one third of North Beck Joint Venture through another family limited liability company known as Coombs Brothers Investment Co., LLC, which itself owns one third of North Beck Joint Venture, LLC.

We deny that any person other than Mr. Coombs "controls", or has the power to "control," us as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405. We may engage consultants in the future but to the extent we do, management does not believe such persons will have an ability to "control" us or our decisions, either directly or indirectly. Further, if we enter into any consulting agreement with any consultant, such agreement will provide that to the extent the consultant ever acquires a direct or indirect interest of 5% or more of our issued and outstanding securities, the consultant will so notify us and otherwise undertake whatever reporting obligation is required of him.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.

None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer us.

Board Meetings and Committees

After October 24, 2003, the then-existing Board of Directors of what was then known as "Valley High Oil, Gas & Mining, Inc.," a Utah corporation, met and also conversed on the phone. These members of the Board of Directors, which consisted, at that time, of three individuals, attended or were present at all meetings held; in particular, all were present at the shareholders' meeting held on March 26, 2004. Action taken by the Board since October 24, 2003, was generally implemented by written consent. On April 19, 2004, the effective date of our domicile change to Nevada, we became known as "Valley High Mining Company." As per the terms and conditions of the change of domicile transaction, we reduced our board members to one (1), for the time being, namely, Mr. Coombs. The purpose of this is for ease of operation during the registration statement process and this transition period. The current Board of Directors (currently consisting of Mr. Coombs only) has established no committees. After the effective date of the change of domicile transaction, Mr. Coombs, as our only board member, appointed himself as our president, CEO, secretary/treasurer and Chief Financial Officer (CFO) for the ensuing year.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original 10-SB registration statement as exhibits, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current director and any future directors will likely defer his, her or their expenses and any compensation due and owing them, if any, until such time as we can raise sufficient funds to explore the North Beck Claims. As of the date of this document, Mr. Coombs has NOT accrued any significant expenses other than time. As further set forth in our Articles and Bylaws, officers are appointed annually by the Board of Directors and each executive officer serves at the discretion or will of the Board of Directors. We currently have no standing committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons, namely, North Beck Joint Venture, LLC, and Mr. Coombs, have been subject to the requirements of Section 16(a). Valley High has informed these persons of their obligations under
Section 16(a) and they are otherwise aware of them. Further, the Company has set up a procedure whereby periodically it will (i) notify these persons or other future directors, officers, affiliates or "control persons" of their
Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

Director and Officer Liability Limitation

Our Articles of Incorporation and Bylaws, both of which were exhibits to our original registration statement on Form 10-SB, limit the personal liability of directors, officers and our shareholders to the full extent allowed by Nevada law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections. Reference is made to Risk Factor No. 10 in the beginning of this document above titled "Indemnification of Officers and Directors."

ITEM 10.   EXECUTIVE COMPENSATION.

Because there is no compensation to disclose under this Item, we have not prepared a Summary Compensation Table as would otherwise be required.

We have NOT adopted a bonus, stock option, profit sharing, or deferred compensation plan of any sort for the benefit of our employees, officers or directors. This, however, does not mean that we will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

Absence of Management Employment Agreements and Compensation

We do not pay any of our officers any salary. We do not provide any other benefits to our officers. We do not have any written agreements with any of our officers and directors. Our officers and directors may engage in other businesses, either individually or through partnerships, limited liability companies, or corporations in which they have an interest, hold an office or serve on boards of directors of other companies or entities. All officers and directors have other business interests to which they devote their time. Because Mr. Coombs has full-time employment as an attorney, he will probably devote no more than between 1% and 10% of his time to us and our affairs.

Other Key Advisors and Consultants

We have access to several outside professional firms that can counsel us and provide important advice during our exploration stage. The terms of engagement of these firms will be determined from time to time as their services may be required.

Remuneration of the Board of Directors

Mr. Coombs currently does not receive any compensation, but may receive compensation for his services as determined in the future. This is also true of any officers or directors that join Mr. Coombs and also end up serving on our board. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of the Company.

Absence of Keyman Life Insurance

Valley High does not own life insurance covering the death of any officer, director or key employee. Based on our lack of capital, the fact that Mr. Coombs is NOT an expert in mining, and the existence of other, capital-driven priorities, it is highly doubtful that we would spend money towards key man life insurance, even if we had sufficient cash on hand for this purpose.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of our knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of us, each director and officer, and all executive officers and directors of us as a group. As of the date of this document there are 5,281,346 common capital shares issued and outstanding.


                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
John Michael Coombs (1)
2435 Scenic Drive
Salt Lake City, Utah 84109               5,000,000(2)                 94.7%

Directors and officers as a
 group (1 person only)                   5,000,000                    94.7%



* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. Having said this, the Company has no outstanding stock options, warrants or compensation plans of any kind.

(1) Mr. Coombs is the president, secretary/treasurer, CEO, CFO, and chairman of the board of the Company. He has been an officer and director of us since October 24, 2003. Since April 19, 2004, when the merger/change of domicile transaction became effective by operation of law, he has been our only officer and director.

(2) This figure represents the 5,000,000 "restricted" shares acquired by virtue of the April 19, 2004, mining lease agreement with North Beck Joint Venture, LLC ("North Beck Joint Venture"), a Utah limited liability company of which Mr. Coombs is the manager and a member. Its address is 2435 Scenic Drive, Salt Lake City, Utah 84109. The owners of North Beck Joint Venture, LLC, are the John Michael Coombs Family Living Trust, Coombs Brothers Investment Co., LLC, a family Utah limited liability company, and the Kathleen
C. Remington Trust, J.M.Coombs, Trustee. Mr. Coombs controls each of these members of North Beck, both directly and indirectly.

We are not aware of any other stockholder-related matters to disclose in this
Item in additional to what is already disclosed elsewhere in this document.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except for the lease acquisition of the North Beck Claims owned and controlled by our president and his immediate family, there have been no other transactions between us and the directors or officers or any member of any such person's immediate family. That is to say, the mining lease agreement is the only transaction involving us that has NOT been "at arm's length." The terms of the mining lease agreement were deemed fair and reasonable in the judgment of our Board of Directors on the basis of prior or past lease agreements involving the North Beck Claims, a right and power that boards of directors have under Nevada state law. The Board of Directors also believes that the mining lease terms given to and negotiated with Valley High are just as fair as they would have been to any interested but unrelated third party.

As is also disclosed in footnote (2) of the preceding Item 11 above titled "Security Ownership of Certain Beneficial Owners and Management" and as further disclosed in Item 9 of this Part titled "Directors and Executive Officers, Promoters and Control Persons," Mr. Coombs is the manager and a member of North Beck Joint Venture, LLC, a family limited liability company. Mr. Coombs personally owns one third of North Beck Joint Venture, LLC, through his family living trust. He also owns another 15% of another one third of North Beck Joint Venture through another family limited liability company known as Coombs Brothers Investment Co., LLC, which itself owns one third of North Beck Joint Venture, LLC. Prior to entering into the lease agreement transaction by and between North Beck Joint Venture and the Company, Mr.

Coombs owned no shares, directly or indirectly, in the Company; nor did anyone else having either a direct or indirect interest in North Beck Joint Venture own any interest, directly or indirectly, in the Company. Since Mr. Coombs's Family Living Trust (of which he is the current beneficiary) owns 1/3 of North Beck Joint Venture and since he also owns a 15% interest in another entity owning 1/3 of North Beck Joint Venture and moreover, since North Beck Joint Venture received 5,000,000 restricted shares of the Company in the lease agreement transaction, one may argue that Mr. Coombs's direct interest in the Company, as a result of the lease agreement transaction by and between the Company and North Beck Joint Venture, translates into 36.29% or 1,916,667 restricted shares of the Company (1/3 x 5 million shares + 15% of 1,666,667 shares). This figure theoretically, and only in the event of North Beck Joint Venture's dissolution, would represent Mr. Coombs's personal, direct interest in seeing the Company enter into the lease agreement with North Beck Joint Venture that it ultimately did enter into, that is, that he would personally own or have 36.29% or 1,916,667 restricted shares of our total number of issued and outstanding shares. As it is, however, Mr. Coombs does NOT own any shares of the Company directly or personally. He does, however, control, both directly and indirectly, the 5,000,000 shares issued to North Beck Joint Venture, LLC, as lease agreement consideration. These shares represent 94.7% of our current issued and outstanding shares, all as set forth in the beneficial ownership table above. These shares, when issued, were valued by us at $30,000. As a result, the Company, in 2004, took a $30,000 charge on its financial statements for the issuance of these shares.

As disclosed elsewhere above, our president, chairman of the board and majority stockholder has agreed to advance us sufficient funds to ensure that we remain current in our "reporting" obligations with the Commission and also as necessary to implement and carry out our first two distinct Phases of operation identified in our Plan of Operation above. These advances do NOT bear any interest and while there is no written agreement in this regard between us and our sole officer and director, both we and our sole officer and director consider his agreement to advance us money as a legal obligation. If at such time as we would become profitable, if we ever did, we would consider paying Mr. Coombs back-interest on his advances but only if doing so would have no material impact on our capital resources and liquidity.

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail himself or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company and its stockholders. There can be no assurance, however, that these efforts will be successful. Reference is also made to NRS 78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

ITEM 13.  EXHIBITS.

     The following Exhibits are filed as a part of this Annual Report on Form 10-KSB:

Exhibit
Number           Description*

10.1 April 19, 2004, Mining Lease Agreement by and between the Company and North Beck Joint Venture, LLC, and accompanying Investment Letter

31       Sarbanes-Oxley Section 302 Certifications

32       Sarbanes-Oxley Section 906 Certification

99.1 Two maps. An aerial photograph and a topographical map showing the actual location of the mineral claims west of the town of Eureka, Utah.**

99.2 Index map showing where our mineral claims are situated in relationship to the state and county in which they are located.**

99.3     Property Location Map**

99.4     Land Ownership Map**


     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

     ** Exhibits identified with these marks are attached to and made a part of this document in the form of pdf files.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered us by Pritchett Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.


                               YEAR 2005          YEAR 2004

AUDIT FEES                     $ 6,717             $  1,500
AUDIT-RELATED FEES                   -                    -
TAX FEES                             -                    -
ALL OTHER FEES                       -                    -
                               -------             --------
     TOTAL                     $ 6,717             $  1,500

Audit fees for the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our consolidated financial statements.

Audit-Related Fees as of the years ended December 31, 2005 and 2004 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2005 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2005 and 2004.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

                          SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

              VALLEY HIGH MINING COMPANY, Issuer



Dated: 3/30/2006             By:   /s/ John Michael Coombs
                              -----------------------------------------------
                              John Michael Coombs, Chairman of the Board,
                              President, Chief Executive Officer (CEO), Chief or Principal Financial Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer