Form 10QSB
period 2006-03-31
Valley High Mining CO
filed 2006-05-04
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the first quarter ended March 31, 2006

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
Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     Class                          Outstanding as of May 4, 2005
-----------------                  ----------------------------------------
Common Capital Voting Stock,             5,281,346 shares
$0.001 par value per share

                   FORWARD-LOOKING STATEMENTS

This first Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in working with us to undertake an exploration program on our 470 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in any forward-looking statements.


                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

                      UNAUDITED CONDENSED
                      FINANCIAL STATEMENTS

                   For the Three Months Ended

                        MARCH 31, 2006

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                     PAGE

        Unaudited Condensed Balance Sheet, March 31, 2006              1



        Unaudited Condensed Statements of Operations, for the
        three months ended March 31, 2006 and 2005 and for the
        period from re-entering of exploration stage on April 19,
        2004 through March 31, 2006                                    2


        Unaudited Condensed Statements of Cash Flows,  for the
          three months ended March 31, 2006 and 2005 and for the
          period from re-entering of exploration stage on April 19,
        2004 through March 31, 2006                                    3


        Notes to Unaudited Condensed Financial Statements          4 - 7

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

               UNAUDITED CONDENSED BALANCE SHEET


                             ASSETS

                                                March 31,
                                                  2006
                                                __________

CURRENT ASSETS:
  Cash                                          $       71
                                                ----------
        Total Current Assets                            71
                                                ----------
                                                $       71
                                                ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $    4,032
  Related party advances                            26,567
                                                ----------
        Total Current Liabilities                   30,599
                                                ----------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,346 shares issued and outstanding
   at March 31, 2006                                 5,281
  Capital in excess of par value                   746,093
  Retained deficit                                (751,374)
  Deficit accumulated during the
   Exploration stage                               (30,528)
                                                ----------
        Total Stockholders' Equity (Deficit)       (30,528)
                                                ----------
                                                $       71
                                                ==========



The accompanying notes are an integral part of these unaudited financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From the
                                                            Re-entering
                                                           Of Exploration
                                                              Stage on
                                    For the Three Months   April 19, 2004
                                       Ended March 31,         Through
                                   ______________________      March 31,
                                      2006        2005           2006
                                   __________  __________   _____________

REVENUE                            $        -  $        -   $           -
                                   __________  __________   _____________
EXPENSES:
  General and administrative            8,894       1,566          30,528
                                   __________  __________   _____________

LOSS FROM OPERATIONS                   (8,894)     (1,566)        (30,528)
                                   __________  __________   _____________

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________   _____________

NET LOSS                           $   (8,894) $   (1,566)  $     (30,528)
                                   __________  __________   _____________
LOSS PER COMMON SHARE              $     (.00) $     (.00)
                                   __________  __________



The accompanying notes are an integral part of these unaudited financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                   From the
                                                                 Re-entering
                                                                Of Exploration
                                                                  Stage on
                                       For the Three Months     April 19, 2004
                                          Ended March 31,           Through
                                        ______________________      March 31,
                                         2006        2005             2006
                                       __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                                (8,894)    (1,566)         (30,528)
  Adjustments to reconcile net loss
  to net Cash used by operating
  activities:
    Change in assets and liabilities:
      Increase (decrease) in
      accounts payable                    (1,018)       919            4,032
                                       ---------  ---------      -----------
          Net Cash Provided (Used)
        by Operating Activities           (9,912)      (647)         (26,496)
                                     _________  _________      ___________
Cash Flows from Investing Activities:

        Net Cash (Used) by
        Investing Activities                   -          -                -
                                       _________  _________      ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance          -          -                -
  Proceeds from related party advances     9,250        600           26,567
                                       _________  _________      ___________
        Net Cash Provided by
          Financing Activities             9,250        600           26,567
                                      __________  _________     ____________
Net Increase in Cash                        (662)       (47)              71

Cash at Beginning of Period                  733         83                -
                                      __________  _________     ____________
Cash at End of Period                 $       71  $      36     $         71
                                      __________  _________     ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $       -     $          -
    Income taxes                      $        -  $       -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2006:
     None

  For the three months ended March 31, 2005:
     None


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

Condensed Financial Statements     The accompanying financial statements
have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United State of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operation for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Mining Properties   Upon determination of the existence of a commercially
mine able deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 3].

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections" -- a replacement of APB Opinion No. 20 and FASB Statement No. 3", and FASB No. 155, "Accounting
for Certain Hybrid Financial Instruments"   an amendment of FASB
Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split affected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At both March 31, 2006 and March 31, 2005, respectively, the Company had 5,281,346 shares issued and outstanding.

In April 2004, the Company issued 5,000,000 shares of common stock. The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

Stock Split - On April 16, 2004 the Company affected a 1-for-35 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2006, an operating loss carryforward of approximately $30,528, which may be applied against future taxable income and which expires in various years through 2026.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,579 and $3,245 as of March 31, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2006 is approximately $1,334.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended March 31, 2006 and
December 31, 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At March 31, 2006 the Company owed the shareholder $26,567. The advances bear no interest and are due on demand.

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

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                         For the Three Months
                                           Ended March 31,
                                         ____________________

                                         2006           2005
                                         __________  __________


  Loss from operations available to
    common Shareholders (numerator)      $  (8,894)  $  (1,566)
                                         _________    ________

  Weighted average number of common
    Shares outstanding during the period
    Used in loss per share (denominator) 5,281,346   5,281,346
                                        __________  __________

  Dilutive loss per share was not presented; as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

  NOTE   8   SUBSEQUENT EVENTS

  Subsequent to March 31, 2006, a shareholder/officer of the Company advanced $2,000 to the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

Valley High Mining Company ("Valley High," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, it is our intent and objective to obtain a partner or joint venturer with the funding and expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, directly west of the town of Eureka, Utah (hereinafter "The North Beck Claims" or "mineral claims") for their silver, gold, lead and zinc potential. These mineral claims contain several mines or mining shafts, two of which are relatively deep or extensive. One, called the Sacramento Mine, was dug prior to 1898 and it is 1,000 ft. deep. The other, called the North Beck Mine, is 1,600 ft. deep and was dug between 1917 and 1922. There are several other mines, shafts, holes or "prospecting pits" on our mineral claim property that vary from 50 feet deep to 500 ft. deep.

Having been dormant since the early 1990's, we have been in the process of reactivating ourselves, changing our domicile from Utah to Nevada, acquiring, by lease agreement, the mineral claims that we now control, obtaining audited and other financial statements, and the filing, over a year ago, of a Form 10-SB registration statement with the Commission. On March 28, 2006, the Commission informed us that it had no more comments to our last amended registration statement filed on March 10, 2006.

We are currently in the process of attempting to obtain, through Nasdaq, an Over-the-Counter Bulletin Board (OTCBB) symbol through a licensed and registered securities broker-dealer. We cannot predict how long that process will take.

Having completed Phase One of our business plan and plan of operation during our first quarter, we are now in the position of pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims by lease agreement with an affiliated party and the filing of our initial registration statement on Form 10-SB over a year ago, we had been dormant and inactive for over 15 years.

For information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. As stated elsewhere herein, we completed Phase One during the quarter and are now actively involved in Phase Two.
Phase Three is, or will be, the actual exploratory drilling of our mineral claim property.

Selected Financial Data

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards further reactivating ourselves, responding to comments received by the Commission regarding our fourth amended Form 10-SB/A-4 registration statement, filing a fifth amended registration statement on Form 10-SB/A-5 on March 10, pursuing the completion of Phase One of our business plan which we did complete in March, and finally, filing our Annual Report on Form 10-KSB. During the quarter, we also conducted one property tour of our mineral claim property with principals of a Canadian mining company and an investment fund. See discussion under Phase Two below.

During the quarter, our president, Mr. J. Michael Coombs advanced us $9,250 to pay outstanding fees owed our consulting geologist and independent auditors. During April of this year, that is, the beginning of our second quarter, Mr. Coombs, advanced us another $2,000. The cash in our checking account on March 31, 2006, was $70. As of the date of this report, however, the cash in our checking account is $2,070. This figure reflects the additional $2,000 advanced by our sole officer and director during April 2006 to pay our consulting geologist for the completion of our final geology report and for Edgarization fees and costs incurred by us through the end of this quarter.
As of the date of this amended report, we owe consulting geologist approximately $1,200 for his final geology report issued in March. We also owe our Edgarizer for Edgarizing our Annual Report on Form 10-KSB that we filed on March 30, 2006, and for the filing of two Form 3's. Other than $2,080 that we also currently owe our auditors for work related to our Annual Report, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $2,070 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next three (3) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next three years, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year or two, the cost of mining exploration at that time, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of three years from the time that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next three years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next three years. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than three years or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next three years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. Because this requirement is in the more distant future, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates and, as of the date of this Quarterly Report and we have only contacted a few persons or entities that we believe might be interested in so participating. See discussion under Phase Two below. At the same time, no assurance can be given that we can or will enter into a joint venture and or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next three years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

PLAN OF OPERATION

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we communicated in December 2005, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. All of the holes, mines or shafts on our mineral claims have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program is currently planning to cover over this spring.

Now that we have obtained a final geology report from our consulting geologist, our overall business methodology and plans are to (1) contact prospective joint venturer mining companies and other prospective partners to finance and carry out the planned or proposed exploration program that we have now developed or devised and (2) upon accomplishing that milestone, commence carrying out our mineral exploration program as disclosed in detail below. We characterize these two coordinated, phased efforts as Phases Two and Three, respectively, of our overall business plan and plan of operation. The following is a summary of these Phases. Phase One was completed in that during March 2006, we received a final geology report from our consulting geologist, Mr. O. Jay Gatten, a report that contains the drilling exploration program summarized below.

Phase Two is our current stage of operations. In this stage, we are searching out and contacting possible exploration joint venturers or partners for the purpose of implementing an actual drilling mineral exploration program on our mineral claims.

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof. We can give no assurance that the projected or estimated costs of our drilling exploration program would be the ultimate cost of this project. These are merely good faith estimates based on the best knowledge available to us at this time.

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have done in this regard during the first quarter is set forth in our discussion of Phase Two below.

PHASE ONE

This Phase involved two sequences or milestones. The first was to locate and collect all existing or known data previously compiled on our mineral claims. This milestone was achieved in October and November of 2005 and all information we were able to amass and collect was turned over to our consulting geologist. The second sequence or milestone of this Phase was to obtain a final geology report on our mineral claims in order to generate investor interest. This was accomplished during the quarter, specifically, in March 2006. This completes Phase One. We now have several physical copies of our geology report, plus, our consulting geologist has given us this report in CD or electronic disk form. This enables us to furnish the report either by physically mailing or delivering a copy of the report (with all maps included) or, by providing the entire report in disk format, or both.

What data and information we were able to collect and compile on our mineral claims going back to the 1800's is interesting and in the interest of non-duplication, and because this Phase is now complete, will not repeat it here. However, any person interested in what we did and what we discovered in order to complete this Phase, reference is made to our fifth amended registration statement on Form 10-SB/A filed on March 10 and our Annual Report for our fiscal year ended December 31, 2005, filed on March 30. Both documents are available on Edgar, the Commission's database. Reference is made to www.sec.gov.

PHASE TWO

Having completed Phase One of our business plan and Plan of Operation, it is now our intention to embark upon and undertake the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two.

Work Sequence or Milestone No. 1. To contact as many mining companies as possible that we can target and whom we believe might be interested in partnering or joint venturing with us to engage in an exploratory drilling program on the North Beck Claims. Our efforts to achieve this are something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." We have also included a proposed or planned "phased" exploration plan or program for any such joint venture or partner to consider. This is a very important part of our Plan of Operation and it is summarized in the section below titled "PHASE THREE: OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year or two. It may take less. This is a task that we will undertake in the ordinary course of our business. And this work sequence or milestone will be on-going. There will no particular cost associated with this sequence. This is because our consulting geologist's final report is and will be available to be shipped out, in disk format, including all exhibits associated with it. The only costs that we envision at this time are long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. There will therefore be little out-of-pocket costs associated with this work sequence. We do NOT believe that the cost associated with carrying out this work sequence or milestone is significant.

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

Work Sequence or Milestone No. 3. To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the District. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. There is no particular cost associated with this work sequence. This is not to ignore that since the Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important environmental events or issues relating to the North Beck Claims. Our lessor has not recently received any notices in a long time from the EPA. We also intend to rely on our consulting geologist to some degree with regard to this work sequence in that he is in a better position than we are to become aware of environmental concerns and issues pertaining to the District. This is because our consulting geologist also does some exploration permitting for clients and therefore, he and his company are in a position to know and be aware of any significant changes in EPA or DOGM rules or regulations or other response activities in the District.

What We Have Done During the Quarter to Pursue and Complete Phase Two

During late February 2006, we went on an on-site tour of our mineral claim property with a principal of a Canadian mining company located in Vancouver, British Columbia, the stock of which is listed on the Vancouver Stock Exchange. As part of that endeavor, a principal of an investment fund that, to our knowledge and information, finances mining exploration projects also participated in the same tour. Further, our consulting geologist was present, along with a local miner, a long-time Eureka, Utah, inhabitant very familiar with our property. The mining company individual took a few soil samples near the Sacramento Mine. We did not have time and the weather did not permit us to tour the northern end of the property near the North Beck Mine. If these individuals desire, this will have to be done later in the spring or summer when it is not so wet and muddy and vehicles would be able to reach the northern end of our property by way of an old back road.

During the quarter, our president also spoke with principals of a mining company based in London, England. Our president had known these individuals because of certain precious metals mineral claims this company acquired in Nevada in 2005. Our president e-mailed them a copy of our Annual Report. Having received it and having expressed an interest in learning more about our claims, these individuals requested a copy of our geology report. It has since been sent to them in London. Once this mining company has had a chance to review our report, we are certain that they will get back to us in some fashion though we have no way of predicting what their interest might be.

During the quarter, our president e-mailed our Annual Report to the principal of another Vancouver-based mining company whose stock is also listed on the Vancouver Stock Exchange. Our president knows this principal and had lunch with him back in November 2004 when he had occasion to come to Salt Lake City. This particular mining company has significant mining properties and operations on the border of Brazil and Bolivia. As of the date of this report, we have not heard back from this individual or anyone else affiliated with this particular mining company.

During the quarter, our president spoke with at least two mining lawyers in Salt Lake City with the prospect of seeing if they had any mining company clients interested in our claims. In doing so, he e-mailed them a copy of our Annual Report. Both reported back that they didn't know but would let us know if they had any clients who might want to review our geology report.

Finally, during the quarter we contacted the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City to determine if any members of these organizations might have an interest in our claims. Though we only recently contacted these organizations, as of the date of this report, we have heard nothing further in this regard. Having said this, we must say that these types of organizations typically don't like to have their members solicited directly and therefore, we may consider joining one or both of these organizations in some fashion in order to be in a position to promote or generate interest in our mineral claims. At the same time, the Utah Mining Association's website contains a membership page listing all "Mineral Extracting and Processing Companies," each with their respective websites and contact information and we believe that this list gives us an excellent contact list to work on for the purpose of generating joint venture partner interest.

Funding of Our Planned Work Sequences.

We do NOT at this time anticipate needing any outside funding to complete Phase Two. It is possible that this could change, but, at this time, we find it highly unlikely. We do need, however, and will need, substantial funding and other resources from an exploration partner or joint venturer to implement our planned or proposed drilling exploration program. See the discussion below titled PHASE THREE.

Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner.

The specific steps that we intend to undertake in order to find a suitable joint venture or partnership candidate will include but not be limited to the following: First, we intend to identify those mining companies that are currently conducting exploration and extraction operations or activities in Utah, Nevada, Wyoming and Idaho. As a result of the Utah Mining Association's membership page on its website that we only recently discovered, we believe that this list provides such sources. We will also identify those companies we know and whose principals we have met in the past who are located or have operations in Salt Lake City, Utah, Carlin, Nevada, Spokane, Washington, Vancouver, British Columbia, Canada, and London, England. In fact, three of these companies we already contacted during the quarter, only two of which we have provided a copy of our final geology report. We intend to target these particular companies because we are aware that they own, or have owned, or are operating, in some fashion, mineral and mining properties in Utah, Nevada and Idaho, including Alaska, Canada and South America, and some are in the process of doing exploratory work, or have done extensive exploratory work, on those claims and others. We thus believe that these contacts would be suitable partnership and joint venture candidates to approach. At the same time, we also intend to identify additional companies or operators by checking records with DOGM and the BLM or any other state or federal governmental agency in which information about current mining activities in Utah and surrounding states is publicly available. In doing so, we will also have the opportunity to confirm the identity of those mining companies that are currently engaged in exploratory mining activities. We also believe that our consulting geologist has the ability to give us names of companies operating in the Tintic Mining District and nearby (though it will be our obligation to contact such persons or companies). After identifying various possible candidates, we shall first attempt to telephone them one by one and speak with appropriate persons involved in their respective mineral exploratory decision-making process. After reaching each such person or persons, we will learn what each is looking for in this regard and whether the North Beck Claims might be something they would be interested in. If any of these candidates or possibilities communicates an interest in our mineral claims, we will find out exactly what information they desire from us and we will provide it to them as quickly and efficiently as possible. After that, and as the list of serious interested candidates gets smaller and smaller, we will follow up with each such entity more closely and more aggressively and determine what additional information they need, if they are interested, what they would like to do next, whether they would like to tour the property, for example, whether they would like to conduct their own sampling or assays on our claims (to which we would have no objection) and if they are not interested, learn why.

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

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time.

In the event that we find a joint venture/partnership candidate, one who is serious about working with us, we do not know what form any such joint venture or partnership agreement with them would take. We believe that we would likely have to give up control of the claims in some fashion and possibly a good portion of our stock in escrow, perhaps a majority of it. Much of this would depend upon what a partner or joint venture candidate is willing to do in regard to actually exploring the North Beck Claims. Accordingly, the fact is that, at this time, it is difficult to predict or know what form any such agreement would take and, because we are not negotiating with anyone at this time, we do not believe it is appropriate for us to further speculate in this regard.

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

1.0   EXPLORATION POTENTIAL

In spite of historical exploration and mining activity in the overall Tintic Mining District and also near to our North Beck Claims, it is a striking fact that very little documented exploration work has been done on the North Beck Claims. Bear Creek Mining Company's Jenny Lind Project, done in 1955 and 1956, covered the north end of our property but did not consider a large portion of our property. Some of the Jenny Lind work included surface mapping, geochemical sampling, surface alteration mapping, and an airborne magnetic survey. The only other work of any extent was underground exploration work done at the North Beck shaft between 1917 and 1922. What underground work was done at the Sacramento mine in the late 1800's and later has been lost.

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

In the late 1950's, Bear Creek Mining Company attempted to reopen the shaft in order to remap the underground workings and possibly diamond drill or extend mine workings to the north of the shaft. The shaft was blocked at a depth of 580 feet and no further work was done owing to safety concerns and probably cost.

2.0  EXPLORATION TARGETS

The North Beck Claims are located within the Tintic Mining District and are north and on general trend with the Gemini "ore run". Sedimentary rocks that host ore bodies elsewhere in the district crop out or dip under the property. Favorable structures include location on the west limb of a major trough-like fold called the Tintic syncline and major crosscutting faults with related fracturing of the rocks. Hydrothermal alteration zones that are often related to buried ore bodies are present at the surface. The proximity to ore bodies in the District, favorable host rocks, hydrothermal alteration, major faults and very limited past exploration work, all combine to demonstrate, we believe, the favorable exploration potential of the North Beck Claims.

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

How the Results of Prior Phases Will Determine Whether to Proceed with the Next Phases

Surface exploration work is conducted first, with the purpose of generating valid drilling targets. Prospecting work is done on the ground by a field geologist to identify areas with high metal content and showing the signs of hydrothermal alteration. These data are then compiled on to maps and a report is prepared. A meeting with the geologist, project manager, property owner and the joint venture partner would then be held.
If the decision is made to conduct the drilling program, a budget is set up and then managed and administered by the project manager.

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

Eight to twelve months - estimated time to complete the work through Phase I drilling.

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

3.10      Dollar cost to be determined. Underground Exploration Work

* Shaft sinking.
* Horizontal mine workings (drifts).


Our "Day to Day" Operations.

With respect to our "day to day" operations, our sole officer and director has other full time employment. He will therefore NOT be devoting his full time and energy, on a daily basis, to us. To the extent that the completion of Phase Two of our overall Plan of Operation requires us to make a phone call or two at least every day, and otherwise follow up with prospective joint venture candidates, we will do that. To the extent it requires more, we will do that also, even if it is on a daily basis. At some point, we will likely be waiting for experts to complete reports or compile data. When that is the case, there will be little we can do "day to day," other than to wait for those tasks or events to be completed, circumstances that will largely be beyond our direct control. We will also have to wait for prospective joint partner candidates to "get back to us" while they review the materials we will have furnished them or while they wait for their experts to complete an analysis of our mineral claims. If and when we are waiting for such persons to "get back to us," there is little that we will be able to do on a "day to day" basis.

Resulting Situation in the Event That a Successful Exploration Program Were Completed.

It is noteworthy that even if we were to complete a successful mineral exploration program and we successfully identify a mineral deposit (something to which there can be no assurance whatsoever), we will still be required to raise substantial additional funds in order to undertake further drilling and engineering studies (i.e., development) to determine if a particular mineral deposit does in fact have commercial viability. In short, there are three basic categories of operation in mining: exploration, development, and extraction. Accordingly, if in fact we embark upon and undertake a successful mineral exploration program, we would still be required to complete the second phase, namely, that of "developing" the claims in order to undertake actual mineral extraction (the third phase of such an endeavor). We can make no assurance that we can complete a successful exploration program or, that if we do, it would lead to further development of the mineral claims, let alone the successful development, for extraction purposes, of commercial quantities of mineralization.

Possible Assistance of Third Parties in Obtaining an Exploration Partner or Joint Venturer.

Assuming we need third parties to assist us in contacting interested mining partners/joint venturers, management intends to compensate any such person or firm on a contingency basis. No up front cash will be paid to anyone for such services, particularly when we lack any cash for any such purpose in any event. We thus intend to defer any compensation that might be due or owed any such person, consultant, advisor or broker-dealer until such time a joint venture or other partnership transaction can be finalized and we can be assured that, but for the particular consultant or advisor, we would not have entered into such a transaction. If we engage outside advisors or consultants in our search for an exploration partner or joint venturer, we will have to make a determination as to how such persons will be compensated. At present, we have no intention of hiring or retaining, on a contingency basis or otherwise, any outside advisors or consultants for this purpose.

Employees.

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

Future Need to Obtain a Mineral Exploration Permit from DOGM.

In the event that we obtain the mining partners or joint venturers necessary to engage in a mineral exploration program, we, or our partner(s), we will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. See the section in Item 1 of our last amended registration statement on Form 10-SB/A and our subsequently-filed Annual Report on Form 10-KSB discussing the mining exploration permitting process in Utah. We do not at this time know the cost of going through the permitting process; however, based on recent discussions with DOGM, we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore the North Beck Claims.

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

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than the restricted shares issued to a Utah limited liability company over two years ago in order to acquire, by lease agreement, our 470 acres of mineral claims. No proceeds were generated by this transaction. The restricted stock issuance was lease consideration.

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

                   VALLEY HIGH MINING COMPANY
                            (Issuer)

Dated:  May 4, 2006
                                  /s/ John Michael Coombs

                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board
                                  Dated:  May 4, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 4, 2006

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)
                                  Dated:  May 4, 2006