Form 10QSB
period 2006-06-30
Valley High Mining CO
filed 2006-08-14
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the second quarter ended June 30, 2006

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

     Class                          Outstanding as of August 14, 2006
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


                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

                      UNAUDITED CONDENSED
                      FINANCIAL STATEMENTS

                   For the Six Months Ended

                         June 30, 2006

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                     PAGE

        Unaudited Condensed Balance Sheet as of June 30, 2006          1



        Unaudited Condensed Statements of Operations, for the
        three and six months ended June 30, 2006 and 2005 and for the period from re-entering of exploration stage on April 19,
        2004 through June 30, 2006                                     2


        Unaudited Condensed Statements of Cash Flows,  for the
        six months ended June 30, 2006 and 2005 and for the
        period from re-entering of exploration stage on April 19,
        2004 through June 30, 2006                                     3


        Notes to Unaudited Condensed Financial Statements          4 - 7

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

               UNAUDITED CONDENSED BALANCE SHEET


                             ASSETS

                                                 June 30,
                                                  2006
                                                __________

CURRENT ASSETS:
  Cash                                          $       46
                                                ----------
        Total Current Assets                            46
                                                ----------
                                                $       46
                                                ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $        -
  Related party advances                            31,717
                                                ----------
        Total Current Liabilities                   31,717
                                                ----------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,346 shares issued and outstanding           5,281
  Capital in excess of par value                   746,093
  Retained deficit                                (751,374)
  Deficit accumulated during the
   Exploration stage                               (31,671)
                                                ----------
        Total Stockholders' Equity (Deficit)       (31,671)
                                                ----------
                                                $       46
                                                ==========



The accompanying notes are an integral part of these unaudited financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                         For the Three     For the Six    From the re-entering
                       Months Ended      Months Ended  of Exploration
                            June 30,         June 30,       Stage on April 19,
                             ______________ _____________     2004 Through
                      2006      2005     2006     2005   June 30, 2006
                   __________ ________ ________   _________ _______________
REVENUE            $        - $      - $      - $       -   $            -

EXPENSES:
  General and
  administrative        1,143    1,566   10,037     2,518           31,671
                   __________ ________ ________ _________  _______________

LOSS FROM OPERATIONS   (1,143)  (1,566) (10,037)   (2,518)         (31,671)
                   __________ ________ ________ _________  _______________
CURRENT TAX EXPENSE     -        -        -         -                -

DEFERRED TAX EXPENSE        -        -        -         -                -
                   __________ ________ ________ _________  _______________

NET LOSS               (1,143)  (1,566) (10,037)   (2,518)         (31,671)
                   __________ ________ ________ _________  _______________

LOSS PER COMMON SHARE $  (.00) $  (.00) $  (.00) $   (.00)
                      _______  _______  _______  ________




The accompanying notes are an integral part of these unaudited financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                   From the
                                                                 Re-entering
                                                                Of Exploration
                                                                  Stage on
                                       For the Six Months       April 19, 2004
                                          Ended June 30,           Through
                                        ______________________      June 30,
                                         2006        2005             2006
                                       __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                             $ (10,037) $  (2,518)     $   (31,671)
   Cash used by operating activities:
    Change in assets and liabilities:
      Increase (Decrease) in
      accounts payable                    (5,050)         -                -
                                       ---------  ---------      -----------
          Net Cash Used by Operating
          Activities                     (15,087)    (2,518)         (31,671)
                                       _________  _________      ___________
Cash Flows from Investing Activities:

        Net Cash (Used) by
        Investing Activities                   -          -                -
                                       _________  _________      ___________
Cash Flows from Financing Activities:
  Proceeds from related party advances    14,400      2,445           31,717
                                       _________  _________      ___________
        Net Cash Provided by
          Financing Activities            14,400      2,445           31,717
                                      __________  _________     ____________
Net Increase in Cash                        (687)       (73)              46

Cash at Beginning of Period                  733         83                -
                                      __________  _________     ____________
Cash at End of Period                 $       46  $      10     $         46
                                      __________  _________     ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $       -     $          -
    Income taxes                      $        -  $       -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2006:
     None

  For the six months ended June 30, 2005:
     None


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Mining Properties - Upon determination of the existence of a commercially mine able deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 5].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and FSAB No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of FSSB Statements No. 133 and 140, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At June 30, 2006 and June 30, 2005, respectively, the Company had 5,281,346 and 5,281,346 shares issued and outstanding.

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and currently has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the six months ended June 30, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company or entities related to an officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At June 30, 2006 the Company owed the shareholders $31,717. The advances bear no interest and are due on demand.

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

NOTE 5 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods Presented:

                                   For the Three Months   For the Six Months
                                    Ended June 30,            Ended June 30,
                                     ________________      _______________

                                   2006          2005      2006        2005

Loss from operations available
to common shareholders (numerator) $  (1,143) $  (1,566) $ (10,037)  $ (2,518)
                                    ________   ________   ________    _______
Weighted average number of common
Shares outstanding during the period
Used in loss per share (denominator)5,281,313  5,281,313  5,281,313  5,281,313
                                    _________  _________  _________  _________

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Having been dormant since the early 1990's, we have been in the process of reactivating ourselves, changing our domicile from Utah to Nevada, acquiring, by lease agreement, the mineral claims that we now control, obtaining audited and other financial statements, and the filing, in March 2005, of a Form 10-SB registration statement with the Commission. On March 28, 2006, the Commission informed us that it had no more comments to our last amended registration statement filed on March 10, 2006.

During the quarter we obtained, through the National Association of Securities Dealers, Inc., an Over-the-Counter Bulletin Board (OTCBB) symbol. That symbol is VHMC.OB On May 15, 2006, we sent a letter to our 1,153 shareholders announcing our obtaining of an OTCBB symbol.

Having completed Phase One of our business plan and plan of operation during our first quarter, we are now in the position of pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims by lease agreement with an affiliated party and the filing of our initial registration statement on Form 10-SB in March 2005, we had been dormant and inactive for over 15 years.

For information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. As stated elsewhere herein, we completed Phase One during the first quarter and have now been actively involved in Phase Two. Phase Three is, or will be, the actual exploratory drilling of our mineral claim property once we locate a joint venture partner for such purpose.

Selected Financial Data
-----------------------

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner. During our previous quarter, we also conducted one property tour of our mineral claim property with principals of a Canadian mining company and an investment fund headquartered in Austrailia. See discussion under Phase Two below.

During our second quarter, our president, Mr. J. Michael Coombs advanced us a total of $5,150 to pay outstanding fees owed our consulting geologist and independent auditors. The cash in our checking account on June 30, 2006, was $46. As of the date of this report, the cash in our checking account remains at $46. As of the date of this report, we do NOT owe consulting geologist any money for his final geology report issued in March. We also do NOT owe our Edgarizer for any outstanding Edgarizing costs or fees. Other than what we may currently owe our auditors and other than $68 which we currently owe our stock transfer agent as a shareholder maintenance fee, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements
----------------------------------

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $46 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next two years, we should be able to complete our business plan.
If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year or two, the cost of mining exploration at that time, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of two years from the time that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next two years, particularly if there is a likelihood that we will be able to complete our business plan if we continue beyond the next two years. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than two or three years or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next two years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. Because this requirement is in the more distant future, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates and, as of the date of this Quarterly Report we have only contacted less than a half a dozen persons or entities that we believe would be interested in so participating. See discussion under Phase Two below. At the same time, no assurance can be given that we can or will enter into a joint venture and or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our proposed drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next two, perhaps three, years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

PLAN OF OPERATION

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we communicated in December 2005, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. Nearly all of the deeper holes, mines or shafts on our mineral claims, and for the sake of public safety, have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program is currently planning to cover over this year. As of the date of this report, it may have completed that task. We do not know for certain.

Now that we have obtained a final geology report from our consulting geologist, our overall business methodology and plans are to (1) contact prospective joint venturer mining companies and other prospective partners to finance and carry out the planned or proposed exploration program that we have now developed or devised and (2) upon accomplishing that milestone, commence carrying out our mineral exploration program as disclosed in detail below. We characterize these two coordinated, phased efforts as Phases Two and Three, respectively, of our overall business plan and plan of operation. The following is a summary of these Phases. Phase One was completed in that during March 2006, we received a final geology report from our consulting geologist, Mr. O. Jay Gatten, a report that contains the proposed drilling exploration program summarized below.

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

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have done in this regard during this quarter is set forth in our discussion of Phase Two below.

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

What data and information we were able to collect and compile on our mineral claims going back to the 1800's is interesting and in the interest of non-duplication, and because this Phase is now complete, we will not repeat it here. However, any person interested in what we did and what we discovered in order to complete this Phase, reference is made to our fifth amended registration statement on Form 10-SB/A filed on March 10, 2006 and our Annual Report for our fiscal year ended December 31, 2005, filed on March 30, 2006. Both documents are available on Edgar, the Commission's database. Reference is made to www.sec.gov.

PHASE TWO

Having completed Phase One of our business plan and Plan of Operation, it is now our intention to embark upon and undertake the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two.

Work Sequence or Milestone No. 1.
---------------------------------

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

Work Sequence or Milestone No. 2.
---------------------------------

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

Work Sequence or Milestone No. 3.
---------------------------------

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

What We Have Done During the Quarter to Pursue and Complete Phase Two
---------------------------------------------------------------------

During our last quarter, we conducted an on-site tour of our mineral claim property with a principal of a Canadian mining company located in Vancouver, British Columbia, the stock of which is listed on the Vancouver Stock Exchange. As part of that endeavor, a principal of an investment fund that, to our knowledge and information, finances mining exploration projects also participated in the same tour. Further, our consulting geologist was present, along with a local miner, a long-time Eureka, Utah, inhabitant very familiar with our property. The mining company individual took a few soil samples near the Sacramento Mine. We did not have time and the weather did not permit us to tour the northern end of the property near the North Beck Mine. If these individuals desire, this will have to be done later in the summer or fall when it is not so wet and muddy and vehicles will be able to reach the northern end of our property by way of an old back road. During the quarter, we did not receive a communication from this Canadian mining company that they would be coming to town for another on-site tour of the property. However, we have been in communication with them and hope that they will do so before the fall arrives. They have communicated that they are interested in doing something in the Tintic Mining District but we have heard nothing further and do not believe that they have made a decision in this or any other regard. We do believe that they have an interest in our properties.

During the quarter, our president exchanged additional e-mail communications with principals of a mining company based in London, England. Our president had previously known these individuals because of certain precious metals mineral claims this company acquired in Nevada in 2005. Our president e-mailed them a copy of our Annual Report. Having received it and having expressed an interest in learning more about our claims, these individuals requested a copy of our geology report. It has since been sent to them in London. Once this mining company has had a chance to review our report, we are certain that they will get back to us in some fashion though we have no way of predicting what their interest might be. As of the date of this report, our understanding is that they have not had a chance to review our geology report, either at all, or in depth.

During the previous quarter, our president e-mailed our Annual Report to the principal of another Vancouver-based mining company whose stock is also listed on the Vancouver Stock Exchange. Our president knows this principal and had lunch with him back in November 2004 when he had occasion to come to Salt Lake City. This particular mining company has significant mining properties and operations on the border of Brazil and Bolivia. During the second quarter, we attempted to again communicate with this individual but did not hear back from him or anyone else affiliated with this particular mining company.

During the quarter, our president spoke with at least two mining lawyers in Salt Lake City with the prospect of seeing if they had any mining company clients interested in our claims. In doing so, he e-mailed them a copy of our Annual Report. As disclosed in our previous 10-QSB, both reported back that they didn't know but would let us know if they had any clients who might want to review our geology report. One has since communicated that her clients are more interested in gold properties as opposed to silver properties.

Finally, during the last quarter we contacted the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City to determine if any members of these organizations might have an interest in our claims. During this second quarter we learned that these organizations do not allow direct solicitations. Having said this, we may consider joining one or both of these organizations in some fashion in order to be in a position to promote or generate interest in our mineral claims. At the same time, the Utah Mining Association's website contains a membership page listing all "Mineral Extracting and Processing Companies," each with their respective websites and contact information and we believe that this list gives us an excellent contact list to work on for the purpose of generating joint venture partner interest. During the second quarter and since June 30, we have reviewed the list of Mineral Extracting and Processing Companies in an effort to determine which ones would be worth soliciting and contacting in some fashion. During the second quarter, we did not actually contact any of these companies, directly or indirectly, though we will be doing so in the third quarter.

Funding of Our Planned Work Sequences.
--------------------------------------

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

Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner.
--------------------

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

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time.
-------------

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

Anticipated Sources of Funding If We Are Unable to Attract a Joint Venture Mineral Exploration Partner.
----------------------------

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

1.1   North Beck Underground Exploration Work
---------------------------------------------

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

Time Frame for Commencing and Completing Our Exploration Plan
-------------------------------------------------------------

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

2.1   Eureka Gulch
------------------

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

2.2   Black Warrior
-------------------

Near the Black Warrior Mine shaft there is a prospective structural situation where the Paxman fault is intersected by a northwest-trending fault. This site occurs in the central part of the property on the Paxman fault. The Ajax Dolomite, which hosts ore elsewhere in the district, crops out at the surface.

2.3   North Beck
----------------

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

2.4   Porphyry Flat
-------------------

Strong clay alteration is mapped near the boundary between sedimentary rocks to the south and volcanic rocks to the north. This area is also near the easterly extension of the Dead Horse fault. There are also jasperoid bodies that crop out at the surface in this area. An abandoned mine shaft is present and prospect pits dot the area.

Target Summary
--------------

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

How the Results of Prior Phases Will Determine Whether to Proceed with the Next Phases
-----------

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

3.1  $10,000 Property survey (hand-held GPS receivers)
------------------------------------------------------

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

One month - estimated time to complete.

3.2  $20,000 Surface Geologic Mapping
-------------------------------------

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

3.3  $7,000 Rock Sampling (Done during mapping work)
----------------------------------------------------

* Collect about 200 samples (200 x $15 = $3,000). Focus on mine dumps and faults.

* Maintain chain of custody and analyze samples using 32 Element ICP (Induced Coupled Plasma) method at a commercial laboratory (200 x $20 = $4,000).

Estimated time to complete is included in section 3.2 above.

3.4  $16,000 Soil Sampling
--------------------------

* Collect soil samples from the base of the B soil horizon at points located on a survey grid. (What we mean by this is that soil generally has 3 horizons or horizontal layers. The upper is the "A" horizon and is characterized by organic material. It is usually only an inch or two thick. Below this is the "B" horizon which contains some organic material and is brown in color. This horizon is up to 18" thick. The next horizon down is the "C" horizon which contains rock fragments and is gray in color. Minerals (elements) tend to be leached out, and are transported downward to the base of the "B" horizon, where they are concentrated.) Samples would be collected from surveyed points located in prospective areas. All sites to be located using GPS. Mark sites with flagging and metal tags. (500 x $15 = $7,500).
* Maintain chain of custody and analyze samples at commercial laboratory using 32 Element ICP method. (500 x $15 = $7,500).
* Prepare summary report and map with sample site coordinates, all in digital form. ($1,000). Two months -- estimated time to complete (assays require + one month)

3.5  $6,000 Assess Data & Select Drill Targets
----------------------------------------------

* Review geologic and geochemical data.
* Select drill targets and construct sections, showing estimated depths to the targets.
* Prepare a report outlining the exploration targets, including risks and estimated costs to do the work.

Two weeks -- estimated time to complete

3.6  $25,000 Permitting/Bonding
-------------------------------

* Select drill sites and trench sites.
* Obtain exploration permits.

Six weeks - estimated time to complete

3.7  $15,000 Trenching
----------------------

* Focus on promising surface prospects and structures.
* Conduct trenching (20 sites)
* Sample zones of alteration or mineralization.
* Maintain chain of custody and analyze samples. (200 samples x $20 = $4,000).
* Prepare a report plus maps.

Six weeks estimated time required (about 1 month required for the assays to be completed).

3.8   $230,000 Phase I Drilling
-------------------------------

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

3.9   $920,000 Phase II Drilling
--------------------------------

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

3.10      Dollar cost to be determined.
---------------------------------------

Underground Exploration Work

* Shaft sinking.
* Horizontal mine workings (drifts).


Our "Day to Day" Operations.
----------------------------

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

Resulting Situation in the Event That a Successful Exploration Program Were Completed.
----------

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

Possible Assistance of Third Parties in Obtaining an Exploration Partner or Joint Venturer.
---------------

Assuming we need third parties to assist us in contacting interested mining partners/joint venturers, management intends to compensate any such person or firm on a contingency basis. No up front cash will be paid to anyone for such services, particularly when we lack any cash for any such purpose in any event. We thus intend to defer any compensation that might be due or owed any such person, consultant, advisor or broker-dealer until such time that venture or other partnership transaction can be finalized and we can be assured that, but for the particular consultant or advisor, we would not have entered into such a transaction. If we engage outside advisors or consultants in our search for an exploration partner or joint venturer, we will have to make a determination as to how such persons will be compensated. At present, we have no intention of hiring or retaining, on a contingency basis or otherwise, any outside advisors or consultants for this purpose.

Employees.
----------

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

Future Need to Obtain a Mineral Exploration Permit from DOGM.
-------------------------------------------------------------

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

None.

Item 3.  Defaults upon Senior Securities.

None.

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

                   VALLEY HIGH MINING COMPANY
                            (Issuer)

Dated:  August 14, 2006
                                  /s/ John Michael Coombs

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

Dated:  August 14, 2006

                              /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)