Form 10QSB
period 2006-09-30
Valley High Mining CO
filed 2006-11-13
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the third quarter ended September 30, 2006

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

     Class                          Outstanding as of November 6, 2006
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


                 PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

                      UNAUDITED CONDENSED
                      FINANCIAL STATEMENTS

                   For the Nine Months Ended

                        September 30, 2006

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]




                             CONTENTS

                                                                         PAGE

        Unaudited Condensed Balance Sheet as of September 30, 2006        2


        Unaudited Condensed Statements of Operations, for the
        three and nine months ended September 30, 2006 and 2005 and for the period from re-entering of exploration stage on
        April 19, 2004 through September 30, 2006                         3


        Unaudited Condensed Statements of Cash Flows,  for the
        nine months ended September 30, 2006 and 2005 and for the
        period from re-entering of exploration stage on April 19,
        2004 through September 30, 2006                                   4


        Notes to Unaudited Condensed Financial Statements             5 - 8

                   VALLEY HIGH MINING COMPANY
                 [An Exploration Stage Company]

               UNAUDITED CONDENSED BALANCE SHEET


                             ASSETS

                                              September 30,
                                                  2006
                                                __________

CURRENT ASSETS:
  Cash                                          $      148
                                                ----------
        Total Current Assets                           148
                                                ----------
                                                $      148
                                                ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                              $        -
  Related party advances                            34,967
                                                ----------
        Total Current Liabilities                   34,967
                                                ----------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,346 shares issued and outstanding           5,281
  Capital in excess of par value                   746,093
  Retained deficit                                (751,374)
  Deficit accumulated during the
   Exploration stage                               (34,819)
                                                ----------
        Total Stockholders' Equity (Deficit)       (34,819)
                                                ----------
                                                $      148
                                                ==========



The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                         For the Three     For the Nine   From the re-entering
                         Months Ended      Months Ended     of Exploration
                         September 30,     September 30,   Stage on April 19,
                             ______________ _____________     2004 Through
                      2006      2005     2006     2005     September 30, 2006
                   __________ ________ ________   _________ _______________
REVENUE            $        - $      - $      - $       -   $            -

EXPENSES:
  General and
  administrative        3,148    7,588   13,185    10,106           34,819
                   __________ ________ ________ _________  _______________

LOSS FROM OPERATIONS   (3,148)  (7,588) (13,185)  (10,106)         (34,819)
                   __________ ________ ________ _________  _______________
CURRENT TAX EXPENSE         -        -        -         -                -

DEFERRED TAX EXPENSE        -        -        -         -                -
                   __________ ________ ________ _________  _______________

NET LOSS               (3,148)  (7,588) (13,185)  (10,106)         (34,819)
                   __________ ________ ________ _________  _______________

LOSS PER COMMON SHARE $  (.00) $  (.00) $  (.00) $   (.00)
                      _______  _______  _______  ________




The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VALLEY HIGH MINING COMPANY
                    [An Exploration Stage Company]

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                   From the
                                                                 Re-entering
                                                                Of Exploration
                                                                  Stage on
                                       For the Nine Months      April 19, 2004
                                       Ended September 30,         Through
                                        ______________________   September 30,
                                         2006        2005             2006
                                       __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                             $ (13,185) $ (10,106)     $   (34,819)
   Cash used by operating activities:
    Change in assets and liabilities:
      Increase (Decrease) in
      accounts payable                    (5,050)     1,217                -
                                       ---------  ---------      -----------
          Net Cash Used by Operating
          Activities                     (18,235)    (8,889)         (34,819)
                                       _________  _________      ___________
Cash Flows from Investing Activities:

        Net Cash (Used) by
        Investing Activities                   -          -                -
                                       _________  _________      ___________
Cash Flows from Financing Activities:
  Proceeds from related party advances    17,650      8,895           34,967
                                       _________  _________      ___________
        Net Cash Provided by
          Financing Activities            17,650      8,895           34,967
                                      __________  _________     ____________
Net Increase in Cash                        (585)         6              148

Cash at Beginning of Period                  733         83                -
                                      __________  _________     ____________
Cash at End of Period                 $      148  $      89     $        148
                                      __________  _________     ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $       -     $          -
    Income taxes                      $        -  $       -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2006:
     None

  For the nine months ended September 30, 2005:
     None


The accompanying notes are an integral part of these unaudited condensed financial statements.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Mining Properties - Upon determination of the existence of a commercially mineable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment of FASB Statements No. 133 and 140, SFAS No. 156, "Accounting for Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) 154, 155 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At September 30, 2006 and September 30, 2005, respectively, the Company had 5,281,346 and 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the nine months ended September 30, 2006 and 2005, the Company did not pay any compensation to any officer or director.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     Related Party Advances - An officer/shareholder of the Company or entities related to an officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At September 30, 2006, the Company owed the shareholders $34,967. The advances bear no interest and are due on demand.

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

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

      The following data show the amounts used in computing loss per share for the periods Presented:

                                   For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                     ________________      _______________

                                   2006          2005      2006        2005

Loss from operations available
to common shareholders (numerator) $  (3,148) $  (7,588) $ (13,185)  $(10,106)
                                    ________   ________   ________    _______
Weighted average number of common
Shares outstanding during the period
Used in loss per share (denominator)5,281,346  5,281,346  5,281,346  5,281,346
                                    _________  _________  _________  _________

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Contingent Liabilities - Between the late 1980's and 2004, the Company was inactive and discontinued its energy related and real estate operations. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because of the likelihood that a 20-year old liability would have no validity or merit, no amount has been accrued in these financial statements for any such contingencies. Further, some accounting and other records were lost during the years of inactivity. Between 1983 and 1985, there were 18,440 shares of common stock issued for which the exact date of issuance and valuation is not known. Management has estimated that these shares had a fair market value of $0.02 and $0.03 at time of issuance. The possibility exists that if the valuation is wrong then additional paid-in capital and retained deficit could be understated. Management does not believe that this possible misstatement would be material to the Company.

     Mining Lease Agreement - In April 2004, the Company entered into a mining claims lease with North Beck Joint Venture, LLC, which has an initial 5 year term but may be renewed for successive 5 year periods. Under this leasing agreement, the Company shall perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $15,000 for each successive five-year term. All costs expended for work in excess of $15,000 for any five-year term shall accrue and be applied to the work commitment for the next successive five-year term only. However, the maximum amount that can so accrue for the next succeeding lease term shall be no more than $15,000. If the Company does not perform work in the amount of the entire $15,000 minimum expenditure, the Company shall pay lessor the amount of any such shortage in cash. The Company also has agreed to pay the Lessor a 3.5% net smelter production royalty on all mineral bearing ores. As part of the agreement, the Company has received a $30,000 credit which is to be applied against any future production royalty payments.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Having been dormant since the early 1990's, we have been in the process of reactivating ourselves, changing our domicile from Utah to Nevada, acquiring, by lease agreement, the mineral claims that we now control, obtaining audited and other financial statements, and the filing, in March 2005, of a Form 10-SB registration statement with the Commission. On March 28, 2006, a year after our original filing on Form 10-SB, the Commission informed us that it had no further comments to our last amended registration statement filed on March 10, 2006.

During our second quarter of this year we obtained, through the National Association of Securities Dealers, Inc., an Over-the-Counter Bulletin Board (OTCBB) symbol. That symbol is VHMC.OB On May 15, 2006, we sent a letter to our 1,153 shareholders announcing our obtaining of an OTCBB symbol.

Having completed Phase One of our business plan and plan of operation during our first quarter of this year, we are now in the position of pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims by lease agreement with an affiliated party and the filing of our initial registration statement on Form 10-SB in March 2005, we had been dormant and inactive for over 15 years.

For information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. As stated elsewhere herein, we completed Phase One during our first quarter and have now been actively involved in Phase Two. Phase Three is, or will be, the actual exploratory drilling of our mineral claim property once we locate a joint venture partner for such purpose.

Selected Financial Data.
------------------------

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner. During our previous quarter, we also conducted one property tour of our mineral claim property with principals of a Canadian mining company and an investment fund headquartered in Australia. See discussion under Phase Two below. During our third quarter, specifically, during mid-September, our president conducted a tour of certain mining claims located in nearby Mammoth, Utah, with a project manager employed by a large U.S. mining company whose stock trades on the New York Stock Exchange. This individual lacked the time to tour our particular mineral claims that day but indicated that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him on electronic disk later on in September. We have since confirmed that he received it.

During our third quarter, our president, Mr. J. Michael Coombs advanced us a total of $3,250 to pay outstanding fees owed our consulting geologist and independent auditors. The cash in our checking account on September 30, 2006, was $148. As of the date of this report, the cash in our checking account remains at $148. As of the date of this report, we do NOT owe consulting geologist any money for his final geology report issued last March. We also do NOT owe our Edgarizer for any outstanding Edgarizing costs or fees. Other than what we may currently owe our auditors, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements.
-----------------------------------

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $148 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

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

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next two, perhaps three, years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

PLAN OF OPERATION

We are an exploration stage [mining] company. An exploration stage company is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we communicated in December 2005, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. Nearly all of the deeper holes, mines or shafts on our mineral claims, and for the sake of public safety, have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program was supposed to have covered over earlier this year. Whether they have completed that task is unknown to us at this time.

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

Phase Two is our current stage of operations. In this stage, we are searching out and contacting possible exploration joint venturers or partners for the purpose of implementing an actual mineral exploration drilling program on our mineral claims.

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

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have accomplished, or tried to accomplish, in this regard during this quarter is set forth in our discussion of Phase Two below.

PHASE ONE

This Phase involved two sequences or milestones. The first was to locate and collect all existing or known data previously compiled on our mineral claims. This milestone was achieved in October and November of 2005 and all information we were able to amass and collect was turned over to our consulting geologist. The second sequence or milestone of this Phase was to obtain a final geology report on our mineral claims in order to generate investor interest. This was accomplished during our first quarter, specifically, in March 2006. This completes Phase One. We now have several physical copies of our geology report, plus, our consulting geologist has given us this report in CD or electronic disk form, which we can copy and distribute at our own convenience. This enables us to furnish the report either by physically mailing or delivering a copy of the report (with all maps included) or, by providing the entire report in disk format, or both.

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

What We Have Done During the Quarter to Pursue and Complete Phase Two.
----------------------------------------------------------------------

During our first quarter, we conducted an on-site tour of our mineral claim property with a principal of a Canadian mining company located in Vancouver, British Columbia, the stock of which is listed on the Vancouver Stock Exchange. As part of that endeavor, a principal of an investment fund that, to our knowledge and information, finances mining exploration projects also participated in the same tour. Further, our consulting geologist was present, along with a local miner, a long-time Eureka, Utah, inhabitant very familiar with our property. The mining company individual took a few soil samples near the Sacramento Mine. We did not have time and the weather did not permit us to tour the northern end of the property near the North Beck Mine. If these individuals desire, this will have to be done next spring when it is not so wet and muddy and vehicles will be able to reach the northern end of our property by way of an old back road. During the quarter, we did not receive a communication from this Canadian mining company that they would be coming to town for another on-site tour of the property. However, we have been in communication with them and hope that they will do so next spring. They have communicated that they are interested in doing something in the Tintic Mining District but we have heard nothing further and do not believe that they have made a decision in this or any other regard. We do believe that they have some interest in our properties.

During the quarter, our president exchanged additional e-mail communications with principals of a mining company based in London, England that owns some mineral properties in Nevada. While this particular company had previously received our geology report and had also been emailed some of our recent reports filed on Edgar, our president was informed by the president of this company, during the quarter, that they were having financial difficulties with regard to other projects and were not at this time able to study or become interested in our mineral claims. They did indicate that if their financial situation changes, they would be getting back to us.

During the first quarter, our president e-mailed our Annual Report to the principal of another Vancouver-based mining company whose stock is also listed on the Vancouver Stock Exchange. Our president knows this principal and had lunch with him back in November 2004 when he had occasion to come to Salt Lake City. This particular mining company has significant mining properties and operations on the border of Brazil and Bolivia. During the third quarter, we attempted to again communicate with this individual but did not hear back from him or anyone else affiliated with this particular mining company.

During the last quarter we disclosed that we contacted the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City to determine if any members of these organizations, or companies they know, might have an interest in our claims. We have since learned that these organizations do not allow direct solicitations. Having said this, we may consider joining one or both of these organizations in some fashion in order to be in a position to promote or generate interest in our mineral claims. But we have not as yet done so. At the same time, the Utah Mining Association's website contains a membership page listing all "Mineral Extracting and Processing Companies," each with their respective websites and contact information and we believe that this list gives us an excellent contact list to work on for the purpose of generating joint venture partner interest. During the third quarter we did not contact any of these companies. We intend to do so aggressively, however, in the fourth quarter and at least by or during the first quarter of 2007.

Finally, during our third quarter, specifically, during September 2006, our president participated in a tour of certain other mining claims located in nearby Mammoth, Utah, about 3 miles away from The North Beck Claims. This tour occurred with a project manager of a large U.S. mining company whose stock is listed on the New York Stock Exchange. This individual lacked the time that day to tour our mineral claims (even though we did drive by them) but did indicate that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him in electronic disk format later on during the month of September. We have since confirmed that he received it. We believe and have surmised that mining companies who might be interested in our properties will likely be interested in tying up surrounding properties in the overall area. This means that getting involved in a drilling exploration program on our claims is an expensive undertaking, as it involves substantial costs of acquiring surrounding properties in addition to that of drilling the property itself.

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

Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time.
-------------

In the event that we find a joint venture/partnership candidate, one who is serious about working with us, we do not know what form any such joint venture or partnership agreement would take. We believe that we would likely have to give up control of the claims in some fashion and possibly a good portion of our stock in escrow, perhaps a majority of it. Much of this would depend upon what a partner or joint venture candidate is willing to do in regard to actually exploring the North Beck Claims. Accordingly, the fact is that, at this time, it is difficult to predict or know what form any such agreement would take and, because we are not negotiating with anyone at this time, we do not believe it is appropriate for us to further speculate in this regard.

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

1.1   North Beck Underground Exploration Work.
----------------------------------------------

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

Time Frame for Commencing and Completing Our Exploration Plan.
--------------------------------------------------------------

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

2.1   Eureka Gulch.
-------------------

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

2.2   Black Warrior.
--------------------

Near the Black Warrior Mine shaft there is a prospective structural situation where the Paxman fault is intersected by a northwest-trending fault. This site occurs in the central part of the property on the Paxman fault. The Ajax Dolomite, which hosts ore elsewhere in the district, crops out at the surface.

2.3   North Beck.
-----------------

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

2.4   Porphyry Flat.
--------------------

Strong clay alteration is mapped near the boundary between sedimentary rocks to the south and volcanic rocks to the north. This area is also near the easterly extension of the Dead Horse fault. There are also jasperoid bodies that crop out at the surface in this area. An abandoned mine shaft is present and prospect pits dot the area.

Target Summary.
---------------

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

How the Results of Prior Phases Will Determine Whether to Proceed with the Next Phases.
------------

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

3.1  $10,000 Property survey (hand-held GPS receivers).
-------------------------------------------------------

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

One month - estimated time to complete.

3.2  $20,000 Surface Geologic Mapping.
--------------------------------------

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

3.3  $7,000 Rock Sampling (Done during mapping work).
-----------------------------------------------------

* Collect about 200 samples (200 x $15 = $3,000). Focus on mine dumps and faults.

* Maintain chain of custody and analyze samples using 32 Element ICP (Induced Coupled Plasma) method at a commercial laboratory (200 x $20 = $4,000).

Estimated time to complete is included in section 3.2 above.

3.4  $16,000 Soil Sampling.
---------------------------

* Collect soil samples from the base of the B soil horizon at points located on a survey grid. (What we mean by this is that soil generally has 3 horizons or horizontal layers. The upper is the "A" horizon and is characterized by organic material. It is usually only an inch or two thick. Below this is the "B" horizon which contains some organic material and is brown in color. This horizon is up to 18" thick. The next horizon down is the "C" horizon which contains rock fragments and is gray in color. Minerals (elements) tend to be leached out, and are transported downward to the base of the "B" horizon, where they are concentrated.) Samples would be collected from surveyed points located in prospective areas. All sites to be located using GPS. Mark sites with flagging and metal tags. (500 x $15 = $7,500).
* Maintain chain of custody and analyze samples at commercial laboratory using 32 Element ICP method. (500 x $15 = $7,500).
* Prepare summary report and map with sample site coordinates, all in digital form. ($1,000). Two months -- estimated time to complete (assays require + one month)

3.5  $6,000 Assess Data & Select Drill Targets.
-----------------------------------------------

* Review geologic and geochemical data.
* Select drill targets and construct sections, showing estimated depths to the targets.
* Prepare a report outlining the exploration targets, including risks and estimated costs to do the work.

Two weeks -- estimated time to complete

3.6  $25,000 Permitting/Bonding.
--------------------------------

* Select drill sites and trench sites.
* Obtain exploration permits.

Six weeks - estimated time to complete

3.7  $15,000 Trenching.
-----------------------

* Focus on promising surface prospects and structures.
* Conduct trenching (20 sites)
* Sample zones of alteration or mineralization.
* Maintain chain of custody and analyze samples. (200 samples x $20 = $4,000).
* Prepare a report plus maps.

Six weeks estimated time required (about 1 month required for the assays to be completed).

3.8   $230,000 Phase I Drilling.
--------------------------------

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

3.9   $920,000 Phase II Drilling.
---------------------------------

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

                   VALLEY HIGH MINING COMPANY
                            (Issuer)

Dated:  November 13, 2006
                                  /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  November 13, 2006

                                  /s/ John Michael Coombs
                                  ---------------------------------
                                  By:     John Michael Coombs
                                  Its:    President, Chief Executive Officer
                                  and CFO (Principal Accounting and
                                  Financial Officer)