Form 10KSB
period 2006-12-31
Valley High Mining CO
filed 2007-03-06
CIK 1301838

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
           __________________________________________
                          FORM 10-KSB
           __________________________________________

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 2006

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

As of the close of business on December 31, 2006, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable and is considered to be zero ($0.00). This is because while the Company does have an OTCBB symbol, namely, VHMC.OB, there has been limited trading in the Company's stock since it received such symbol earlier in the 2006 fiscal year. While the last trade in the Company's securities involved approximately 2,000 shares at 40 cents per share, the Company does not believe that the market for the Company's securities could absorb or withstand a several thousand share sell order and therefore, the Company believes it is most reasonable and conservative to consider the shares held by non-affiliates at a value of zero as aforesaid. This is not to ignore that no common equity stock was sold by the Company during the fiscal year from which an alternative computation could be made under the above-formula.

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

                       TABLE OF CONTENTS

                                                                      PAGE

Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

Risk Factors Relative to the North Beck Mining Claims . . . . . . . . . .12

                             PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . 13

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . 26

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .30

                            PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .31

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . 33

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .46

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure. . . . . . . . . . . . . . . . 47

ITEM 8A.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .47

ITEM 8B.   Other Information. . . . . . . . . . . . . . . . . . . . . . .47


                            PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the
          Exchange Act.                                           . . . .48

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .50

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.51

ITEM 12.  Certain Relationships and Related Transactions and Director
          Independence                                  . . . . . . . . .52

ITEM 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .54

ITEM 14.  Principal Accountant Fees and Services . . . . . . . . . . . . 54

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 55

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

3. NO ASSURANCE CAN BE GIVEN THAT A COMMERCIALLY VIABLE MINERAL DEPOSIT EXISTS ON THE NORTH BECK CLAIMS ACQUIRED BY US BY LEASE AGREEMENT. As disclosed further below, our only mineral property consists of the North Beck Claims located adjacent to and west of the town of Eureka, Utah, mineral claims acquired by us in 2004 by lease agreement. Because of the lack of recent exploratory activity and other meaningful or recent geologic information concerning the North Beck Claims, we can make NO assurance whatsoever that a viable mineral deposit of any kind exists on the North Beck Claims.

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

5. LACK OF SUFFICIENT CAPITAL TO EXPLORE OUR MINERAL CLAIMS OR TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. Our management has reactivated us and is voluntarily registering our common stock with the Commission so that comprehensive and current information on us will be more readily available to a prospective investor, partner, joint venturer or lender. The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain our capital reserves. As of the date of this Annual Report, we had approximately $37 in our bank checking account. It is difficult to predict how long into the future we can continue to maintain our reporting obligations, though we have lawfully obligated ourselves to do so. Because our president is an attorney and is able to assist us in the preparation and filing of our annual and quarterly reports on Forms 10-KSB and 10-QSB, respectively, we do not believe this continued annual cost will be substantial. Because we currently have no income or capital reserves, our sole officer and director has also committed himself to advancing whatever money is necessary to keep us current in our reporting obligations, as those debts become due, through at least the ensuing three (3) years since our registration statement with the Commission became effective. In the event that our sole officer and director decides not to continue to advance us the necessary funds after this period, we will have to consider other alternatives, including voluntarily withdrawing our reporting status by filing a Form 15 with the Commission.

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

2. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in mineral property, or to commence exploration and development work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a mineral property cannot be determined until extensive exploration work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a mineral property before it even can be determined whether or not a mineral property contains any possible or inferred mineralization. No feasibility studies have been performed on the North Beck Claims because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of mineral claims on which expenditures have been made. We are NOT able to presently determine whether or not, or the extent to which, such risks may adversely affect our strategy and business plan.

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

Agreement With Our Sole Officer and Director to Advance Certain Necessary
Funds.
------

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

History and Background of the Company.
--------------------------------------

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

On March 26, 2004, a formal shareholders' meeting was held at the law offices of Mabey & Coombs, L.C., in Salt Lake City, Utah, to approve the Plan and Agreement. At such meeting, a majority of the shareholders were in attendance either in person or by proxy. A quorum was declared and a majority of those entitled to vote approved the merger and change of domicile transaction. Having obtained approval of the Plan and Agreement by a majority of our shareholders and having filed Articles of Merger with the Nevada Secretary of State, the Secretary of State of Nevada stamped and accepted the Articles of Merger on April 13, 2004. These Articles of Merger were then filed with and stamped by the State of Utah on April 19, 2004. The merger transaction was effective by operation of law on the date that the Articles of Merger were accepted for filing by both states, namely, April 19, 2004. Among other things, this transaction changed our par value per share back to a mill or $0.001.

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

Pursuant to the aforementioned mining lease agreement with North Beck Joint Venture, LLC, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. See Item 3 below titled "Description of Property." Fairly extensive, though somewhat antiquated, knowledge exists regarding the North Beck Claims. This is because, among other reasons, during the late 1950's, the North Beck Claims were part of the so-called "Jenny Lind Project," a project that involved extensive exploration and development in an area known as Jenny Lind Canyon by The Bear Creek Mining Company.

Immediately upon consummation of the merger/change of domicile transaction, North Beck was issued, as mining lease consideration, a total of 5,000,000 "restricted" shares in the surviving Nevada corporation, a stock issuance that made North Beck Joint Venture our largest shareholder. See mining lease attached to this Annual Report as Exhibit 10.1. As repeatedly set forth elsewhere in this document, our president and sole director, John Michael Coombs, both directly and indirectly controls North Beck, the owner of the North Beck Claims. See Item 12 of Part III below titled "Certain Relationships and Related Transactions."

The foregoing issuance to North Beck Joint Venture, LLC ("North Beck"), results in a total of 5,281,346 common capital shares issued and outstanding as of the date of this Annual Report, of which all but 281,346 shares or about 5.3% are "restricted" and which cannot be sold in the absence of an effective registration statement governing such shares or an appropriate exemption from registration.

Since our inception in 1979, Atlas Stock Transfer Corp. in Salt Lake City, UT, has been our stock transfer agent. We currently have 1,143 shareholders of record.

Current Status of the Company.
------------------------------

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

Currently, our only director is Mr. John Michael Coombs of Salt Lake City, Utah. Mr. Coombs serves as our president, secretary/treasurer, CEO, CFO and chairman of the board, all of which is permissible under Nevada law. Mr. Coombs is also our largest stockholder, having indirect control of North Beck's 2,600,000 "restricted" shares and also direct control of what was formerly North Beck's additional 2,400,000 "restricted" shares or a total of 5 million shares These shares together represent approximately 95% of our currently issued and outstanding shares. See Item 11 of this Part III below titled "Security Ownership of Certain Beneficial Owners and Management." See also the Form 4's filed on Edgar by both Mr. Coombs and North Beck in December 2006.

Regulatory Process Involved in Obtaining An Exploratory Mining Permit.
----------------------------------------------------------------------

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

Government Regulation.
----------------------

Though we are currently NOT operating any mining assets and currently lack the capital to operate any mining assets in the immediate future, management believes it is important to be familiar with mining rules and regulations as they would affect or pertain to the North Beck Claims. The mining industry is subject to extensive and developing federal, state and local laws, rules and regulations relating to the exploration for, development, mining and production of precious metals, as well as other environmental and safety concerns. Legislation affecting the mining industry is under constant review for amendment and expansion, frequently increasing the regulatory burden. This is particularly true in the Tintic Mining District where lead, a substance highly toxic to humans, is present. Numerous agencies, federal, state and local, have issued rules and regulations applicable to the mining industry, some of which carry substantial penalties for failure to comply. Various laws, rules and regulations require permits for exploratory drilling and the maintenance of bonding requirements in order to conduct mining activity on a variety of scales. Such rules and regulations also regulate the spacing and location of mine shafts and provide requirements for surface use and restoration of land on which drilling activity is undertaken, the plugging and abandoning of shafts or holes, the prevention of waste and water pollution and the prevention and cleanup of pollutants. These departments and agencies often require periodic reports on exploration, development and production and other matters. Such laws and regulations have generally become more stringent in recent years, often imposing greater liability on an ever-larger number of potentially responsible parties. We are also subject to laws, rules and regulations covering occupational safety and health matters. Because the requirements imposed by such laws and regulations frequently change, we are unable to predict the ultimate cost of compliance with these various requirements. The regulatory burden on the mining industry increases its costs of doing business and, consequently, affects not only its profitability but its ability to obtain financing or raise equity. Reference is made to the previous subsection, which briefly outlines the exploration and mining permitting process in Utah. In the interests of not being repetitive, we do not repeat these details here.

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

We are defined under Commission rules and regulations as a "Small Business Issuer." This is an issuer that has revenues of less than $25 million, is a U.S. or Canadian issuer and is not an investment company. We are also subject to the Sarbanes-Oxley Act of 2002. This Act was enacted to curb auditor abuses and strengthen auditor independence. It also institutes certain steps to make senior members of management more directly responsible for the content and accuracy of a company's financial reporting.

Because our securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, we are required to comply with "the proxy rules" as set forth in Regulation 14A. For example, if we call a special or annual meeting of our stockholders, we are required by law to provide our stockholders with the information set forth in Schedules 14A or 14C of Regulation 14. Preliminary versions this information must be filed with the Commission at least 10 days prior to the date that final or definitive copies of these materials are forwarded on to our stockholders.

As a reporting company, we are required to regularly file, with the Commission, annual reports on Form 10-KSB and quarterly reports on Form 10-QSB. In the event certain material events occur, the law requires us to timely report any such events on a Form 8-K.

Competition.
------------

To the extent that we seek to explore the North Beck Claims, we have no competition that we know of other than from those major mineral producers with greater capital and possibly better mineral claims, mineral claims that may have already been explored or even developed. One such major competitor had been Chief Consolidated Mining Company ("Chief"), a company that at one time operated the Trixie Mine in the Tintic Mining District and which has had a major presence in the area for several years. In about 2003, Chief ceased its principal mining operations in the Tintic Mining District as a result of being assessed several millions of dollars in clean-up costs by the EPA. Though Chief has had a large presence in the Tintic Mining District over the years, our understanding is that it is under new management. We are not aware of its current intentions in the area, if any.

Because we have not yet completed Phase Two of our business plan described in our Plan of Operation below, and because we may never need or want to acquire additional mineral properties, we have not needed to identify any additional mineral claims or properties that we would have an interest in acquiring by way of lease or in some other manner or fashion. As a result, we are unable to realistically evaluate the type and extent of our likely competition in this regard. We are aware that there are several other companies that own mineral claims and properties in the Tintic Mining District, it being an old and well-established mining district, companies that also have only nominal assets and that are similarly searching for a variety of financing opportunities, particularly now that the prices of precious metals has substantially improved. We will be in direct competition with these other companies located in the Tintic Mining District in our search for joint venture and partnership opportunities and, due to our current lack of capital resources, it may be difficult to successfully compete with these other, more well established or perhaps better funded companies.

Pursuit of Partnership, Joint Venture and Outside Funding Opportunities.
------------------------------------------------------------------------

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

In spite of being able to meet minimal cash needs over the next two (2) years that are currently anticipated, we have no way of predicting whether we will be able to sufficiently explore the North Beck Claims, whether we will be able to acquire additional mineral properties by way of lease or otherwise in the event that our initial plan to explore the North Beck Claims fails, or that we will otherwise be able to attract a mineral exploration partner or joint venturer, let alone one that will be of material value or benefit to us. In the event that we cannot successfully achieve these goals over the next three years or less, we do not believe that we will able to continue with our current business plan and, in such event, management will be required to substantially revise our business plan and consider other alternatives.

Sources of Possible Partners, Joint Venturers and Funding Opportunities.
------------------------------------------------------------------------

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

Rights and Abilities of Shareholders to Participate in Business Decisions.
--------------------------------------------------------------------------

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

Employees.
----------

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

We have no immediate plans to retain employees until such time as our business plan warrants or justifies the expense, or until we successfully acquire or merge with another entity or operating business that is willing to provide the means to explore the North Beck Claims and such a course of action thereupon becomes necessary or desirable. We may find it necessary to periodically hire part-time clerical help on an as needed basis.

Executive Offices/Facilities.
-----------------------------

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

Subsidiaries and Related Companies.
-----------------------------------

Valley High does NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serves on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business. Mr. Coombs, our principal officer and director, does own over 20% of the stock of a mining exploration company called Tintic Gold Mining Company.

Transfer Agent.
---------------

Atlas Stock Transfer Company is the transfer agent for our common stock. Its new address is 4455 South 700 East, Suite 200, Salt Lake City, Utah 84107, and its telephone number is (801)266-7151.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices/Facilities.
-----------------------------

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

The North Beck Mining Claims Acquired By the Company By Lease Agreement.
------------------------------------------------------------------------

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

Though the reader may wish to review the lease agreement itself, Ex. 10.1 hereto, the major terms of the lease agreement are summarized as follows:

In April 2004, Valley High issued the lessor and owner of the North Beck mineral claims, 5,000,000 restricted shares of its stock as lease consideration. Valley High valued this stock issuance, on its books and records, at carryover basis of $0. Valley High is obligated to spend $15,000 over the 5-year lease term in exploration, development and similar costs for the benefit of the North Beck Claims. Any shortfall at the end of the 5-year lease period is due and payable in cash to North Beck. This provision is typical in a mining lease agreement of this nature. However, since the money we will be providing to our expert/consulting geologist improves the North Beck Claims, this money will be a credit against our 5-year work commitment of $15,000. North Beck has also agreed to indemnify and hold Valley High harmless from any Environmental Protection Agency (EPA) claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The mining lease contains an option to buy the subject mineral claims from North Beck for $3,000,000. The lease expires on April 18, 2009. The lease provides Valley High with the option to renew the lease in 5-year renewals on substantially the same terms and conditions.

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

The Sacramento Mine.
--------------------

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

The North Beck Mines or Shafts.
--------------------------------


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

The Black Warrior and West Cable Mines or Shafts.
-------------------------------------------------

In addition to the North Beck and Sacramento Mines, the Black Warrior and West Cable Mines are also situated on our mineral claims, not to mention numerous other holes, shafts and so-called "prospecting pits." Reference is made to
Item 6 of Part II below titled "Management's Discussion and Analysis or Plan of Operation."

Current State of Affairs.
-------------------------

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

Future Plans for the North Beck Claims In The Event Necessary Exploration Capital and Funding Is Obtained.
--------------------------------

Due to lack of capital, we have no present plans to clean, dewater, open up or otherwise rehabilitate any of the old workings in any of our mines or shafts in order to conduct sampling or assaying. Any exploration will be in the nature of testing and, if sufficient evidence is obtained, possible drilling for favorable or prospective mineralization. In such event, we will be subject to regulation by DOGM. See "Government Regulation" section above. It should be again emphasized that the potential for pursuing an extensive permitting process in order to further drill or test the claims is dependent on the prices of gold and primarily silver and lead. We have no particular timetable in this regard for the simple reason that no capital is currently available for such purpose.

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

Since late 2001, the Environmental Protection Agency (EPA) declared the Eureka, Utah, area a Super-Fund site and the EPA has since been involved in the clean-up of lead contamination in the area, specifically, the locality adjacent to the North Beck Claims. Our president, however, has never received any indication from the EPA or any state or federal governmental authorities that these clean-up or remediation efforts on the part of the EPA involve, or would involve, our mineral claims, particularly when, to management's knowledge, there are no significant mineral tailings on our mineral claims, no actual mineral production is known to have ever taken place on the mineral claims, and when no smelter activities have ever been undertaken on our mineral claims. Put another way, no formal or other notice has been received from the EPA or anyone else of any potential liability for past mining activity on the North Beck Claims. Management believes that this will be a significant improvement to the mineral claims, an improvement which shall be at no cost to either North Beck or us. We are informed that the EPA is completing its clean-up and remediation efforts in the Eureka, Utah, area for which we are informed that it has spent approximately $40 million. We believe that these substantial clean-up efforts on the part of the EPA result in a far more favorable environment for mineral exploration activity in and around Eureka than in the more recent past.

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

                            Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
-------------------

Our common shares have not traded on a public stock medium since the 1980's. However, during the end of our second quarter of 2006, we became quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the National Association of Securities Dealers, Inc., under the symbol VHMC.OB. Since that date, the trading activity in our stock has been as follows:

VHMC - VALLEY HIGH MINING                          Year Ending  December 2006
                BID               ASK                      PRICE
END
DATE        HIGH  LOW  CLOSE  HIGH   LOW   CLOSE    HIGH   LOW   CLOSE  VOLUME
12/29/2006  0.25  0.25  0.25  0.65   0.4     0.4     0.4   0.25   0.4    3,187
09/29/2006  0.35     0  0.25  0.75     0    0.65    0.51      0   0.35  77,500
06/30/2006     0     0     0     0     0       0       0      0      0       0
03/31/2006     0     0     0     0     0       0       0      0      0       0

Currently, there are 5,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for as long as 20 years. As to the additional 5,000,000 "restricted" shares currently issued and outstanding, these shares were issued in 2004 to North Beck Joint Venutre, LLC, pursuant to the Section 4(2) exemption from registration and in consideration for the execution of that certain mining lease acquisition agreement attached to this document as Exhibit 10.1. These 5,000,000 "restricted" shares represent approximately 94.7% of our total number of issued and outstanding shares and are held by insiders and affiliates. As to the shares recently issued to North Beck Joint Venture, LLC, such shares are subject to an Investment Letter and none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B. At the same time, in December 2006, 2,400,000 of these 5 million shares were conveyed by North Beck to Mr. Coombs directly and personally as an inter-family transfer or disposition for tax and estate planning purposes. A "restrictive" legend remains on the 2,400,000 shares acquired by Mr. Coombs. Similarly, Mr. Coombs may not transfer or sell these 2,400,000 "restricted" shares in the absence of an effective registration statement covering such shares, or an available exemption.

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

Holders.
--------

According to our stock transfer agent, Atlas Stock Transfer Corp., as of the date of this Annual Report, there were 1,143 holders of record of our common capital stock.

Description of Our Securities.
------------------------------

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2006. No new shares were issued by the Company in 2006.

We have no preferred shares issued or authorized.

Voting Rights.
--------------

Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

Liquidation Rights.
-------------------

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders.

Preemptive Rights.
------------------

Stockholders do NOT have a preemptive right to acquire our unissued shares of common stock.

Dividends and Dividend Policy.
------------------------------

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

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

We have NOT authorized any securities for issuance under any equity or other compensation plans of any type or nature, inasmuch as we have NOT adopted any such incentive or compensation plans and have no intention, at present, to do so.

Recent Sales of Unregistered Securities.
----------------------------------------

None.

Use of Proceeds of Registered Securities.
-----------------------------------------

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

None; not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. As a precious metals mineral exploration company, it is our intent and objective to obtain a partner or joint venturer with the funding and expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, directly west of the town of Eureka, Utah (hereinafter "The North Beck Claims" or "mineral claims") for their silver, lead, gold and zinc potential. These mineral claims contain several mines or mining shafts, two of which are relatively deep or extensive. One, called the Sacramento Mine, was dug prior to 1898 and it is 1,000 ft. deep. The other, called the North Beck Mine, is 1,600 ft. deep and was dug between 1917 and 1922. There are several other mines, shafts, holes or "prospecting pits" on our mineral claim property that vary from 50 feet deep to 500 ft. deep.

Having completed Phase One of our business plan and Plan of Operation during our first quarter of the fiscal year, we are now in the position of pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims").

During our second quarter , we obtained, through the National Association of Securities Dealers, Inc., an Over-the-Counter Bulletin Board (OTCBB) symbol. That symbol is VHMC.OB. On May 15, 2006, we sent a letter to our 1,143 shareholders announcing our obtaining of an OTCBB symbol. A copy of this letter is attached hereto as Exhibit 99.5.

In the beginning of the fiscal year, our energies were devoted towards getting our Form 10-SB/A "cleared" by the Commission and also, completing Phase One of our Plan of Operation, which was the completion of a detailed geology report. These two goals were accomplished in March 2006. Later, our energies were devoted to obtaining an OTC Bulletin Board symbol, which we achieved in May 2006. Since that time, our energies and activities have been devoted towards locating a joint venture mineral exploration partner.

At February end 2006, we took principals of a Canadian mining company located in Vancouver on a physical tour of our properties. We also provided them with a copy of our geology report. In September 2006, our president and chairman of the board, Mr. Coombs, accompanied a neighboring property owner on a property tour of its nearby property with a large US mining company whose stock trades on the NY Stock Exchange. This principal of the mining company did not have time to physically tour the North Beck Claims that day though we did drive by them and look at them from the highway leading out of the town of Eureka. Hopefully, he and others from his company will return in the spring as he has indicated that he would like to do. We have also provided this company with a copy of our geology report. In January 2007, we spoke with a principal of a large Canadian mining company located in Toronto and, at their request, provided them and their geologists with a copy of our geology report. They have told us that they are studying our report and that they have a general interest in the Tintic Mining District. Hopefully, this company will want to tour our properties in the spring when better weather makes access to our properties easier and more suitable.

Selected Financial Data.
------------------------

Because we have no exploration, development, or other operational mining-related activities, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in
Item 7 of Part II below.

Starting in April 2004 when we emerged from dormancy, we have incurred accounting costs and other expenses in connection with reactivating ourselves and filing a Form 10-SB/A registration statement with the Commission. The total expenses for our fourth quarter ended December 31, 2006, resulted in a net loss, for the fiscal year, of $13,846. Since re-emergence from dormancy on April 19, 2004, we have incurred total expenses of $35,480. This figure also represents our total or cumulative stockholders' deficit as of December 31, 2006. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his indirect ownership interest in our lessor, has an obvious vested interest in seeing the successful exploration of the North Beck Claims. Mr. Coombs's loans have been designated as "advances," inasmuch as they do not bear interest. In the event we were to someday become profitable, we may agree to pay Mr. Coombs back-interest for his advances, an eventuality that we believe is highly unlikely. However, we would likely not do so nor would Mr. Coombs request the same if doing so would adversely impact us or our liquidity. For further disclosure or information in this regard, reference is made to the subsection in Item 1 of Part 1 of the DESCRIPTION OF BUSINESS section titled above "Agreement With Our Sole Officer and Director to Advance Certain Necessary Funds" and also the section immediately below.

Liquidity and Capital Requirements.
-----------------------------------

At of the date of this Annual Report on Form 10-KSB, we lack the necessary capital to implement a full-fledged mineral exploration program. We currently have approximately $37 in our checking account. Be this as it may, the amount of cash in our checking account at any given time is largely meaningless in that Mr. Coombs advances us money when necessary to pay our debts and expenses. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that between 1 and 2 years from now, we should be able to complete our business plan. If not, we will know by then what it will take to complete it.

Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead and gold over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to sign up other, adjoining property owners, and possibly, interest rates. These are factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of three years from the time that our registration with the Commission became effective, that individual members of management will continue to advance us sufficient money to make us continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next 3 years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 3 years. On the other hand, it is also conceivable that we can complete our business plan in less than 3 years or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next 3 years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

Contingency Planning.
---------------------

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will be provided by officers and directors for at least the next two years. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

Off-Balance Sheet Arrangements.
-------------------------------

None; not applicable.

PLAN OF OPERATION

We are an exploration stage mining company. An exploration stage mining company is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate and contiguous patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we have conversed, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. All of the holes, mines or shafts on our mineral claims have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim. We do not know if this hole or shaft has been covered over. It was supposed to have been covered over last summer by Spectrum Engineering, an independent contractor for the Utah Abandoned Mine Reclamation Program. We have not heard whether Spectrum completed the project or not.

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

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have accomplished, or tried to accomplish, in this regard during this year is set forth in our discussion of Phase Two below.

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

What We Have Done During the Year to Pursue and Complete Phase Two.
-------------------------------------------------------------------

During our first quarter, we conducted an on-site tour of our mineral claim property with a principal of a Canadian mining company located in Vancouver, British Columbia, the stock of which is listed on the Vancouver Stock Exchange. As part of that endeavor, a principal of an investment fund that, to our knowledge and information, finances mining exploration projects also participated in the same tour. Further, our consulting geologist was present, along with a local miner, a long-time Eureka, Utah, inhabitant very familiar with our property. The mining company individual took a few soil samples near the Sacramento Mine. We did not have time and the weather did not permit us to tour the northern end of the property near the North Beck Mine. If these individuals desire, this will have to be done next spring when it is not so wet and muddy and vehicles will be able to reach the northern end of our property by way of an old back road. During the year, we did not receive a communication from this Canadian mining company that they would be coming to town for another on-site tour of the property. However, we have been in communication with them and hope that they will do so next spring. They have communicated that they are interested in doing something in the Tintic Mining District but we have heard nothing further and do not believe that they have made a decision in this or any other regard. We do believe that they have some interest in our properties.

During the year, our president exchanged additional e-mail communications with principals of a mining company based in London, England that owns some mineral properties in Nevada. While this particular company had previously received our geology report and had also been emailed some of our recent reports filed on Edgar, our president was informed by the president of this company, during the year, that they were having financial difficulties with regard to other projects and were not at this time able to study or become interested in our mineral claims. They did indicate that if their financial situation changes, they would be getting back to us.

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

During the second quarter we disclosed that we contacted the Rocky Mountain Mineral Law Foundation headquartered in Colorado and also, the Utah Mining Association headquartered in Salt Lake City to determine if any members of these organizations, or companies they know, might have an interest in our claims. We have since learned that these organizations do not allow direct solicitations. Having said this, we may consider joining one or both of these organizations in some fashion in order to be in a position to promote or generate interest in our mineral claims. But we have not as yet done so. At the same time, the Utah Mining Association's website contains a membership page listing all "Mineral Extracting and Processing Companies," each with their respective websites and contact information and we believe that this list gives us an excellent contact list to work on for the purpose of generating joint venture partner interest. During the third quarter we did not contact any of these companies. We intend to do so aggressively, however, in the fourth quarter and at least by or during the first quarter of 2007.

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

Employees.
----------

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

                        DECEMBER 31, 2006

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]


                             CONTENTS

                                                                     PAGE

        Report of Independent Registered Public
             Accounting Firm                                         F-1


        Balance Sheet, December 31, 2006                             F-2


        Statements of Operations, for the years ended
             December 31, 2006 and  2005 and for the
             period from re-entering of exploration stage
             on April 19, 2004 through December 31, 2006             F-3

        Statement of Stockholders' Equity (Deficit),
             for the period from re-entering of exploration
             stage on April 19, 2004 through December 31, 2006       F-4

        Statements of Cash Flows,  for the years ended
             December 31, 2006 and  2005 and for the
             period from re-entering of exploration stage
             on April 19, 2004 through December 31, 2006             F-5


        Notes to Financial Statements                         F-6 - F-10

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
VALLEY HIGH MINING COMPANY
Salt Lake City, Utah

We have audited the accompanying balance sheet of Valley High Mining Company [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Valley High Mining Company will continue as a going concern. As discussed in Note 4 to the financial statements, Valley High Mining Company has incurred losses since its inception and currently has no ongoing operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
February 19, 2007
Salt Lake City, Utah

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                          BALANCE SHEET


                              ASSETS


                                              December 31,
                                                  2006
                                              ___________

CURRENT ASSETS:
  Cash                                        $        37
                                              ___________
       Total Current Assets                            37
                                              ___________
                                              $        37
                                              ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                            $         -
  Related party advances                           35,517
                                              ___________
        Total Current Liabilities                  35,517
                                              ___________


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,281,346 shares issued and outstanding
        at December 31,2006                         5,281
  Capital in excess of par value                  746,093
  Retained deficit                               (751,374)
  Deficit accumulated during the
   exploration stage                              (35,480)
                                              ___________
        Total Stockholders' Equity (Deficit)      (35,480)
                                              ___________
                                              $        37
                                              ____________



The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

                     STATEMENTS OF OPERATIONS

                                                            From the
                                                          Re-entering
                                                        of Exploration
                                                            Stage on
                                  For the Year           April 19, 2004
                               Ended December 31,           Through
                             ______________________        December 31,
                             2006         2005                 2006
                           __________  __________       ______________
REVENUE                    $        -  $        -       $            -
                           __________  __________       _____________
EXPENSES:
  General and administrative   13,846      17,295               35,480
                           __________  __________        _____________

LOSS FROM OPERATIONS          (13,846)    (17,295)             (35,480)
                           __________  __________        _____________

CURRENT TAX EXPENSE                 -           -                    -

DEFERRED TAX EXPENSE                -           -                    -
                           __________  __________        _____________

NET LOSS                   $  (13,846) $  (17,295)      $      (35,480)
                           __________  __________        _____________
LOSS PER COMMON SHARE      $     (.00) $     (.00)
                           __________  __________



The accompanying notes are an integral part of these financial statements.

                    VALLEY HIGH MINING COMPANY
                  [An Exploration Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FOR THE PERIOD FROM RE-ENTERING OF EXPLORATION

        STAGE ON APRIL 19, 2004 THROUGH DECEMBER 31, 2006


                                                                    Deficit
                                                                  Accumulated
                         Common Stock       Capital in            During the
                     ____________________    Excess of  Retained  Exploration
                     Shares        Amount    Par Value  (Deficit)    Stage
                     _________  _________    _________ __________ ___________

BALANCE,
April 19, 2004         281,313  $     281    $ 751,093 $ (751,374)$         -

Shares issued to
acquire mining
claims lease
valued at
shareholder
carryover basis
of $0, April 2004    5,000,000      5,000       (5,000)         -           -

Rounding shares
issued                      33          -            -          -           -

Net loss for the
period ended
December 31, 2004            -          -            -          -      (4,339)
                    __________  _________    _________ __________ ___________
BALANCE,
December 31, 2004    5,281,346      5,281      746,093   (751,374)     (4,339)

Net loss for the
period ended
December 31, 2005            -          -            -          -     (17,295)
                     _________  _________    _________  _________ ___________
BALANCE,
December 31, 2005    5,281,346      5,281      746,093   (751,374)    (21,634)

Net loss for the
period ended
December 31, 2006            -          -            -          -     (13,846)
                     _________  _________    _________  _________ ___________
BALANCE,
December 31, 2006    5,281,346  $   5,281    $ 746,093  $(751,374)$   (35,480)
                     =========  =========    =========  ========= ===========



The accompanying notes are an integral part of these financial statements.

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                      STATEMENTS OF CASH FLOWS


                                                              From the
                                                            Re-entering
                                                           of Exploration
                                                             Stage on
                                         For the Year       April 19, 2004
                                     Ended December 31,       Through
                                   ______________________    December 31,
                                     2006          2005         2006
                                   __________  __________   _____________

Cash Flows from Operating Activities:
  Net loss                            (13,846)    (17,295)        (35,480)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Change in assets and liabilities:
      Increase in accounts payable     (5,050)      5,050               -
                                   __________  __________   _____________
        Net Cash Provided (Used) by
        Operating Activities          (18,896)    (12,245)        (35,480)
                                   __________  __________   _____________
Cash Flows from Investing Activities:

        Net Cash (Used) by
          Investing Activities              -           -               -
                                   __________  __________   _____________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance       -           -               -
  Proceeds from related party advances 18,200      12,895          35,517
                                   __________  __________   _____________
        Net Cash Provided by
          Financing Activities         18,200      12,895          35,517
                                   __________  __________   _____________
Net Increase (Decrease) in Cash          (696)        650              37

Cash at Beginning of Period               733          83               -
                                   __________  __________   _____________
Cash at End of Period              $       37  $      733   $          37
                                   __________  __________   _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                       $        -  $        -   $           -
    Income taxes                   $        -  $        -   $           -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2005:
        None

  For the year ended December 31, 2006:
        None



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

Mining Properties   Upon determination of the existence of a commercially
minable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                    NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial
Instruments   an amendment of FASB Statements No. 133 and 140", SFAS No. 156,
"Accounting for the Servicing of Financial Assets", SFAS No. 157. "Fair Value Measurements", and SFAS No. 158, "Employers' Accounting for Defined Benefit
Pension and Other Postretirement Plans   an amendment of FASB Statements No.
87, 88, 106, and 132  ", were recently issued.  SFAS No. 151, 152, 153, 123
(revised 2004), 154, 155, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At both December 31, 2006 and December 31, 2005, respectively, the Company had 5,281,346 shares issued and outstanding.

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

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                    NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2006, an operating loss carryforward of approximately $35,480, which may be applied against future taxable income and which expires in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,322 and $3,250 as of December 31, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the twelve months ended December 31, 2006 is approximately $2,072.

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

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2006 and 2005, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At December 31, 2006 and December 31, 2005, respectively, the Company owed the shareholder $35,517 and $17,317. The advances bear no interest and are due on demand.

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

                     VALLEY HIGH MINING COMPANY
                   [An Exploration Stage Company]

                    NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                     For the Year
                                                  Ended December 31,
                                              ______________________
                                                 2006        2005
                                              __________  __________


  Loss from operations available to common
    shareholders (numerator)                  $  (13,846) $  (17,295)

                                              __________  __________

  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)       5,281,346   5,281,346
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.
------------------------------------------------------------------------

As of the end of the period covered by this Annual Report, our sole officer and director, who is also an attorney, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, he concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have had relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our sole officer and director has concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting.
-----------------------------------------------------

None.

ITEM 8B. OTHER INFORMATION.

None.

                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
John Michael Coombs          52       President, Chief Executive Officer,
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

Between 1995 and February 2000, Mr. Coombs served on the board of directors of a company known as WideBand Corporation, a computer hardware manufacturing company located in Gallatin, Missouri, which trades on the Pink Sheets under the symbol ZWBC.PK and which was formerly known as Vis Viva Corporation. From 1978 through June of 2003, Mr. Coombs also served on the board of a company known as LipidViro Technologies, Inc., which currently trades on the OTC Bulletin Board under the symbol LOVT.OB and which at that time was known as Anticline Uranium, Inc. Other than a company known as Groen Brothers Aviation, Inc., a company on whose board Mr. Coombs served during the 1980's, Mr. Coombs has never been an officer of or served on the board of directors of any other "publicly held" or "reporting companies" that he can recall.

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

Board Meetings and Committees.
------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

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

Director and Officer Liability Limitation.
------------------------------------------

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

Corporate Governance.
---------------------

We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple and we do not issue a lot of checks during any quarter and have no income from mining or other operations, any such committees are excessive and beyond the scope of our business and needs.

ITEM 10. EXECUTIVE COMPENSATION.

Because there is no compensation to disclose under this Item, we have not prepared a Summary Compensation Table or any other compensation table as would otherwise be required under Release Nos. 33-8765, the recent Commission release that requires more detailed executive and director compensation disclosure.

We have NOT adopted a bonus, stock option, profit sharing, equity award at fiscal year-end, share-based, grants of plan-based program or deferred compensation plan of any sort for the benefit of our employees, officers or directors. This, however, does not mean that we will not do so in the future. Further, we have not entered into an employment agreement of any kind with any of our directors or officers or any other persons and no such agreements are anticipated in the immediate or near future.

Absence of Management Employment Agreements and Compensation.
-------------------------------------------------------------

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

Other Key Advisors and Consultants.
-----------------------------------

We have access to several outside professional firms that can counsel us and provide important advice during our exploration stage. The terms of engagement of these firms will be determined from time to time as their services may be required.

Remuneration of the Board of Directors.
---------------------------------------

Mr. Coombs currently does not receive any compensation, but may receive compensation for his services as determined in the future. This is also true of any officers or directors that join Mr. Coombs and also end up serving on our board. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of the Company.

Absence of Keyman Life Insurance.
---------------------------------

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

(2) This figure represents the 5,000,000 "restricted" shares acquired by virtue of the April 19, 2004, mining lease agreement with North Beck Joint Venture, LLC ("North Beck Joint Venture"), a Utah limited liability company of which Mr. Coombs is the manager and a member. Its address is 2435 Scenic Drive, Salt Lake City, Utah 84109. The owners of North Beck Joint Venture, LLC, are the John Michael Coombs Family Living Trust, Coombs Brothers Investment Co., LLC, a family Utah limited liability company, and the Kathleen
C. Remington Trust, J. M. Coombs, Trustee. Mr. Coombs controls each of these members of North Beck, both directly and indirectly. In December 2006, North Beck Joint Venture conveyed or transferred 2,400,000 of its 5,000,000 restricted shares to Mr. Coombs, personally, for services rendered the LLC and as an inter-family disposition for tax and estate planning purposes. North Beck Joint Venture retained 2,600,000 or a majority of such 5,000,000 shares. This has resulted in Mr. Coombs maintaining indirect control of the 2,600,000 shares that remain owned and held by North Beck Joint Venture and his now having direct control of the 2,400,000 "restricted" shares now held in his name. Both North Beck Joint Venture and Mr. Coombs timely filed Form 4's reporting this inter-family disposition, a disposition that does not change or impact the voting control of the Company, control that Mr. Coombs has exercised since April 19, 2004.

There are no present arrangements or pledges of our securities which may result in a change of control of the Company.

We are not aware of any other stockholder-related matters to disclose in this
Item in addition to what is already disclosed elsewhere in this document.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.
----------------------------------

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

As is also disclosed in footnote (2) of the preceding Item 11 above titled "Security Ownership of Certain Beneficial Owners and Management" and as further disclosed in Item 9 of this Part titled "Directors and Executive Officers, Promoters and Control Persons," Mr. Coombs is the manager and a member of North Beck Joint Venture, LLC, a family limited liability company. Mr. Coombs personally owns one third of North Beck Joint Venture, LLC, through his family living trust. He also owns another 15% of another one third of

North Beck Joint Venture through another family limited liability company known as Coombs Brothers Investment Co., LLC, which itself owns one third of North Beck Joint Venture, LLC. As stated in the preceding Item, since December 2006, when Form 4's were filed on Edgar, Mr. Coombs now directly owns 2,400,000 "restricted" shares formerly owned by North Beck Joint Venture; he also indirectly owns the remaining 2,600,000 shares owned and held by North Beck Joint Venture, LLC. These shares together represent 94.7% of our current issued and outstanding shares, all as set forth in the beneficial ownership table above.

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

Like any other corporate officer or director, each director and officer is subject to the doctrine of usurpation of corporate opportunities only insofar as it applies to business transactions in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our minutes. If any director or officer is presented in the future with a business opportunity that may conflict with business interests identified by us, such an opportunity must be promptly disclosed to the Board of Directors and otherwise made known to us. In the event that the Board rejects an opportunity so presented, and only in that event, can one of our officers or directors avail himself or herself of such opportunity. In spite of these eventualities, every effort will be made to resolve any conflicts that may arise in favor of the Company and its stockholders. There can be no assurance, however, that these efforts will be successful. Reference is also made to NRS78.140 titled "Restrictions on transactions involving interested directors or officers; compensation of directors."

No Parents or Subsidiaries of the Issuer.
-----------------------------------------

We have no parent or subsidiary corporation.

Transactions with Promoters and Control Persons.
------------------------------------------------

During our last five fiscal years and other than we have already disclosed in this Report or in our Form 10-SB/A, there have been no material transactions or series of similar transactions, nor are there any currently proposed transactions, in which we were or will be a party and in which the amount involved exceeded $60,000 and further, in which any promoter or founder of ours, such as Mr. Coombs or any member of his immediate family, had an interest.

ITEM 13. EXHIBITS.

The following Exhibits are filed as a part of this Annual Report on Form 10-
KSB:

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

31       Sarbanes-Oxley Section 302 Certifications

32       Sarbanes-Oxley Section 906 Certification

99.1 Two maps. An aerial photograph and a topographical map showing the actual location of the mineral claims west of the town of Eureka, Utah.**

99.2 Index map showing where our mineral claims are situated in relationship to the state and county in which they are located.**

99.3     Property Location Map**

99.4     Land Ownership Map**

99.5     Letter to shareholders dated May 15, 2006

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.
** Exhibits identified with these marks are attached to and made a part of this document in the form of pdf files.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered us by Pritchett Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

                               YEAR 2006          YEAR 2005

AUDIT FEES                     $ 9,579             $  6,717
AUDIT-RELATED FEES                   -                    -
TAX FEES                             -                    -
ALL OTHER FEES                       -                    -
                               -------             --------
     TOTAL                     $ 9,579             $  6,717

Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year-end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2006 and 2005 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2006 and 2005.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre-approval policies and procedures.

                           SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

               VALLEY HIGH MINING COMPANY, Issuer

Dated: March 5, 2007          By:   /s/ John Michael Coombs
                              -----------------------------------------------
                              John Michael Coombs, Chairman of the Board,
                              President, Chief Executive Officer (CEO), Chief
                              or Principal Financial Officer (CFO), and
                              Principal Accounting Officer, Secretary and
                              Treasurer