Form 10QSB
period 2007-03-31
Valley High Mining CO
filed 2007-05-08
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-51232

VALLEY HIGH MINING COMPANY
 (Exact name of small business issuer as specified in its charter)

NEVADA	68-0582275
(State of incorporation)	(I.R.S. EMPLOYER ID NO.)

3098 South Highland Drive, Suite #323
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 7, 2007
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Three Months Ended

MARCH 31, 2007

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

                                                                                                                                          PAGE

— Unaudited Condensed Balance Sheet, March 31, 2007                            1

— Unaudited Condensed Statements of Operations, for the

        three months ended March 31, 2007 and 2006 and for the

        period from re-entering of exploration stage on April 19, 2004

        through March 31, 2007                                                                              2

— Unaudited Condensed Statements of Cash Flows,  for the

        three months ended March 31, 2007 and 2006 and for the

        period from re-entering of exploration stage on April 19, 2004

        through March 31, 2007                                                                              3

— Notes to Unaudited Condensed Financial Statements                          4 - 7

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

March 31, 2007
CURRENT ASSETS:
Cash	$66
Total Current Assets	66
$66

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,425
Related party advances	36,817
Total Current Liabilities	38,242

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,326 shares issued and outstanding at March 31, 2007	5,281
Capital in excess of par value	746,093
Retained deficit	(751,374)
Deficit accumulated during the Exploration Stage	(38,176)
Total Stockholders' Equity (Deficit)	(38,176)
$66

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2007	2006	2007
REVENUE	$-	$-	$-

EXPENSES:
General and administrative	2,696	8,894	38,176
LOSS FROM OPERATIONS	(2,696)	(8,894)	(38,176)

CURRENT TAX EXPENSE	-	-	-

DEFERED TAX EXPENSE	-	-	-

NET LOSS	$(2,696)	$(8,894)	$(38,176)
LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(2,696)	$(8,894)	$(38,176)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts payable	1,425	(1,018)	1,425
Net Cash Provided (Used) by Operating Activities	(1,271)	(9,912)	(36,751)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	1,300	9,250	36,817
Net Cash Provided by Financing Activities	1,300	9,250	36,817
Net increase in Cash	29	(662)	66
Cash at Beginning of Period	37	733	-
Cash at End of Period	$66	$71	$66

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the three months ended March 31, 2007:

            None

      For the three months ended March 31, 2006:

            None

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  The Company was suspended for failure to file annual reports.  In December 2001, all required reports were filed and the Company was reinstated.  In April 2004, the Company merged with Valley High Mining Company, a Nevada corporation incorporated on February 27, 2004.  The Nevada Corporation became the surviving entity.  In April 2004, the Company acquired mining claims from North Beck Joint Venture, LLC, for 5,000,000 shares of the Company’s common stock.  The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah.  The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital.  The Company is considered to have re-entered into the exploration stage on April 19, 2004.  The Company has not generated any revenues and is considered to be an exploration stage company according to the provisions of Industry Guide 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operation for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both March 31, 2007 and March 31, 2006, respectively, the Company had 5,281,346 shares issued and outstanding.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and currently has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, through possible additional sales of its common stock, or through a transaction with a mining joint venture partner in which the partner or joint venturer would finance a mineral exploration program on the Company’s claims.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended March 31, 2007 and December 31, 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At March 31, 2007 and December 31, 2006, respectively, the Company owed the shareholder $36,817 and $35,517.  The advances bear no interest and are due on demand.

Mining Claims Lease - In April 2004 the Company acquired a mining claims lease from North Beck Joint Venture, LLC, for 5,000,000 shares of the Company’s common stock.  The mining claims cover approximately 470 acres located in the Tintic Mining District, Juab County, Utah.  The lease has been recorded on the books at $-0- which is the carryover basis of the lease to the related entity.  The lease has an initial 5-year term but is renewable so long as the Company expends a minimum of $15,000 in exploration, development or other costs in each 5-year period.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2007	2006
Loss from operations available to common Shareholders (numerator)	$(2,696)	$(8,894)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE   7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007, a shareholder/officer of the Company advanced $1,500 to the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Valley High Mining Company ("Valley High," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, it is our intent and objective to obtain a partner or joint venturer with the funding and mining expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, directly west of the town of Eureka, Utah (hereinafter "The North Beck Claims" or "mineral claims") for their silver, gold, lead and zinc potential. These mineral claims contain several mines or mining shafts, two of which are relatively deep or extensive. One, called the Sacramento Mine, was dug prior to 1898 and it is 1,000 ft. deep. The other, called the North Beck Mine, is 1,600 ft. deep and was dug between 1917 and 1922. There are several other mines, shafts, holes or "prospecting pits" on our mineral claim property that vary from 50 feet deep to 500 ft. deep.

Our stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol VHMC.OB.

Having completed Phase One of our business plan and plan of operation during our first quarter of last year, we have since been pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims with an affiliated party and the filing of our initial registration statement with the Securities and Exchange Commission on Form 10-SB over two years ago, we had been dormant and inactive for over 15 years.

For information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. Reference is also made to our last Annual Report on Form 10-KSB filed in March 2007.

Selected Financial Data.

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner.  See Phase Two of our Plan of Operation discussed below.

During our first quarter, our president, Mr. J. Michael Coombs, advanced us a total of $1,300 to pay outstanding fees owed our “in-house” accountant, our Edgarizer, and the State of Nevada. The cash in our checking account on March 31, 2007, was $66. Since the end of our first quarter, our president has advanced us an additional $1,500 in order to pay expenses.  As of the date of this report, the cash in our checking account is $107. Other than what we may currently owe our auditors and our “in-house” accountant, we have no other outstanding bills or payables that we are aware of as of the date of this report.

Liquidity and Capital Requirements.

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $107 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but for at least the next two (2) years, if necessary, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year or two, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of two years from the time that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year or two, particularly if there is a likelihood that we will be able to complete our business plan if we continue beyond the next year or two. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or two or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year or two for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. Because this requirement is in the more distant future, management is only beginning to develop specific methods or plans of contacting and seeking out such possible joint venture and partnership candidates and, as of the date of this Quarterly Report, we have only contacted a half a dozen persons or entities that we believe would be interested in so participating. See discussion under Phase Two below. At the same time, no assurance can be given that we can or will enter into a joint venture or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our proposed drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next year or two, perhaps longer. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

PLAN OF OPERATION

We are an exploration stage [mining] company. An exploration stage company is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we communicated in December 2005, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. Nearly all of the deeper holes, mines or shafts on our mineral claims, and for the sake of public safety, have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program was supposed to have covered over last year. Whether they have completed that task is unknown to us at this time.

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

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture mining partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof. We can give no assurance that the projected or estimated costs of our drilling exploration program would be the ultimate cost of this project. These are merely good faith estimates based on the best knowledge available to us at this time.

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have recently accomplished, or tried to accomplish, in this regard is set forth in our discussion of Phase Two below.  The reader also needs to appreciate that between November and now, the weather tends to make it difficult to tour our mineral claims.  If nothing else, it is often very muddy during this period and there is always risk, when engaging in a property tour during this period, that vehicles will get stuck. in the mud.  As a result, most mining people we have had discussions with want to wait until the ground is dry and the weather is more favorable before conducting a property tour.

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

What We Have Recently Done to Pursue and Complete Phase Two.

During our third quarter of last year, specifically, during September 2006, our president participated in a tour of certain other mining claims located in nearby Mammoth, Utah, about 3 miles away from The North Beck Claims. This tour occurred with a project manager of a large U.S. mining company whose stock is listed on the New York Stock Exchange. This individual lacked the time that day to tour our specific mineral claims (even though we did drive by them) but did indicate that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him in electronic disk format later on during the month of September. We have since confirmed that he received it. We believe and have since learned that mining companies who might be interested in our properties will likely be interested in tying up surrounding properties in the overall area. This means that getting involved in a drilling exploration program on our claims is an expensive undertaking, as it involves substantial costs of acquiring surrounding properties in addition to that of drilling the property itself.

During January of our first quarter of this year, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had conversations with this principal at that time.  We have since provided this company with a copy of our geology report.  We have also since learned that this company is interested in doing something in the District but it desires to ensure that the Environmental Protection Agency (EPA) is completing its clean up projects in the Eureka area.  We have also learned that this company is trying to meet with the EPA and determine if they or their state counterpart intends to undertake any additional environmental clean up operations in the Mammoth area, an area approximately 1 mile to the south of our property and over a mountain. Specifically, it is our understanding that the company is seeking assurances from the EPA or its state counterpart that if the company were to engage in exploratory drilling activities in the District, that the company would not be liable for past contamination not caused by them.  We have been informed that this mining company is spending substantial funds on attorney’s fees negotiating with environmental authorities in this regard.  We do not know what the status of such negotiations is.  We do believe that if the EPA or the Utah Department of Environmental Quality (DEQ) communicates to this company that they would possibly be liable for clean up costs in the District, then this company will likely have little if any interest in pursuing any mining activity in the District.  However, this remains to be seen.  If this occurs, and we do not know if it will, this will likely seriously dampen our ability to attract a suitable joint venture mining exploration partner in the near future.  In fact, if such occurs, it could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

As indicated above, between September 2006 and now, we have not conducted any additional property tours with any mining company prospects because of the winter weather conditions.  We are hopeful that one of the large mining companies referenced above will be interested in further touring of our properties this spring or summer.  Both of the foregoing prospects have indicated an intention of doing so but as of the date of this report, we have heard nothing further from them.

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

Anticipated Sources of Funding If We Are Unable to Attract a Joint Venture Mineral Exploration Partner.

As stated elsewhere herein, our anticipated sources of funding are through a prospective joint venture mineral exploration partner(s). We have no other sources of funding at this time to undertake and implement our mineral exploration program or plan, which, if carried out in full and to completion as detailed below, is anticipated or projected to cost over $900,000. In the event that we are unable to attract and enter into a business relationship with a joint venture mining partner to explore our claims, we do not, at this time, know what we would do to obtain alternative funding, if any. We may explore the possibility of some type of debt financing; however, we have not made any definitive determination in this regard at this time. We may simply be required to pursue other business opportunities, the form of which we cannot at this time predict.  We do not anticipate any type of public stock offering or other equity offering in the event that we cannot attract a joint venture mining partner because we believe that going through the registration statement process once again with the Commission would be too expensive and take too much time and we do not, at this time, know of any particular persons or entities who might be interested in investing with us in such event.

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

Future Need to Obtain a Mineral Exploration Permit from DOGM.

In the event that we obtain the mining partners or joint venturers necessary to engage in a mineral exploration program, we, or our partner(s), will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. See the section in Item 1 of our last Annual Report on Form 10-KSB discussing the mining exploration permitting process in Utah. We do not at this time know the cost of going through the permitting process; however, based on recent discussions with DOGM, we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore the North Beck Claims.

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

Item 3A(T).  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

As of the end of the period covered by this quarterly report, our sole officer and director, who is also an attorney, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, he concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management to allow for timely decisions regarding required disclosure, all as is, in turn, required to be included in our periodic Commission reports. Even though we are a small operation and have had relatively little business activity from one quarter to the next, we believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our sole officer and director has concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. Having said this, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

None.

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

VALLEY HIGH MINING COMPANY
 (Issuer)

Dated: May 7, 2007 /s/ John Michael Coombs --------------------------------- By: John Michael Coombs Its: Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 7, 2007 /s/ John Michael Coombs --------------------------------- By: John Michael Coombs Its: President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)