Form 10QSB
period 2007-06-30
Valley High Mining CO
filed 2007-07-31
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2007

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 30, 2007
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Six Months Ended

June 30, 2007

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE
Unaudited Condensed Balance Sheet, June 30, 2007	1
Unaudited Condensed Statements of Operations, for the three months and six months ended June 30, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through June 30, 2007	2
Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through June 30, 2007	3
Notes to Unaudited Condensed Financial Statements	4-6

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

June 30, 2007
CURRENT ASSETS:
Cash	$10
Total Current Assets	10
$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-
Related party advances	42,817
Total Current Liabilities	42,817

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,326 shares issued and outstanding at June 30, 2007	5,281
Capital in excess of par value	746,093
Retained deficit	(751,374)
Deficit accumulated during the Exploration Stage	(42,807)
Total Stockholders' Equity (Deficit)	(42,807)
$10

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Three Months Ended June 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through June 30
	2007	2006	2007	2006	2007
REVENUE	$-	$-	$-	$-	$-
EXPENSES:
General and administrative	4,631	1,143	7,327	10,037	42,807
LOSS FROM OPERATIONS	(4,631)	(1,143)	(7,327)	(10,037)	(42,807)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$(4,631)	$(1,143)	$(7,327)	$(10,037)	$(42,807)
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through June 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(7,327)	$(10,037)	$(42,807)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts Payable	-	(5,050)	-
Net Cash Provided (Used) by Operating Activities	(7,327)	(15,087)	(42,807)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	7,300	14,400	42,817
Net Cash Provided by Financing Activities	7,300	14,400	42,817
Net increase in Cash	(27)	(687)	10
Cash at Beginning of Period	37	733	-
Cash at End of Period	$10	$46	$10

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the six months ended June 30, 2007:

            None

      For the six months ended June 30, 2006:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operation for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both June 30, 2007 and June 30, 2006, respectively, the Company had 5,281,346 shares issued and outstanding.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended June 30, 2007 and December 31, 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At June 30, 2007 and December 31, 2006, respectively, the Company owed the shareholder $42,817 and $35,517.  The advances bear no interest and are due on demand.

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

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Loss from operations available to common Shareholders (Numerator)	$(4,631)	$(1,143)	$(7,327)	$(10,037)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

Having completed Phase One of our business plan and Plan of Operation during our first quarter of 2006, we have since been pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims with an affiliated party and the filing of our initial registration statement with the Securities and Exchange Commission on Form 10-SB in March 2005, we had been dormant and inactive for over 15 years.

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

During our second quarter, our president, Mr. J. Michael Coombs, advanced us a total of $6,000 to pay outstanding fees owed our “in-house” accountant, our auditors, our Edgarizer, and the State of Nevada. The cash in our checking account on June 30, 2007, was $10. Since the end of our second quarter, our president has not as yet advanced us any additional funds.  As of the date of this report, the cash in our checking account is $10. At the current time, we have no outstanding bills or payables that we are aware of.

Liquidity and Capital Requirements.

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $10 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but for at least the next two (2) years, if necessary, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year or two, we should be able to complete our business plan. If not, we will know by then what it will take to complete it. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture partner to satisfy itself that the EPA will not require it to unduly or unfairly undertake clean up activities for past contamination as a result of new or planned exploratory activity, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of two years from the time that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year or two, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year or two. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or two or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year or two for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

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

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have recently accomplished, or tried to accomplish, in this regard is set forth in our discussion of Phase Two below and also, more comprehensively, in the Phase Two discussion contained in our last Annual Report on Form 10-KSB.

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

During January of our first quarter of this year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  Recently, we learned, however, that this company has, for now, abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that they wouldn’t be liable for past contamination caused by another operator if they were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion.  Unfortunately, we are not privy to all the reasons or details.  This reality may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company has lost interest in the District is because it felt that it couldn’t work with the EPA and/or other land owners, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

As indicated above, between September 2006 and now, we have not conducted any additional property tours with any mining company prospects.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

During the quarter, we were contacted by an engineering firm out of Omaha, Nebraska, called HDR, that sought, on behalf of the EPA, to do some soil testing on our property.  In order to do so, they sought our written consent to gain limited access to our property for this purpose.  We gave such consent.  In an email to us explaining the reason or purpose for the testing, an engineer for HDR stated:

The reason this work is being completed is that all Superfund Sites need to consider the impact that the release of chemicals - in this case lead, and other heavy metals from historic mining activities - have on the environment.  Normally this is done concurrently with the assessment that the release of chemicals have on human health.  However, since it was determined early in the process (through blood lead testing) that lead was having a measurable impact on human health, the process was accelerated to address the human health concern.  Thus, the ecological risk assessment is lagging the remediation.

The area of North Beck Joint Venture property that is included in the study is Eureka Gulch, which transects the southern end of the North Beck Joint Venture property. The purpose of the sample collection in Eureka Gulch is to determine whether the stream contains metal contaminated sediments, and whether surface water in the creek contains elevated metal concentrations. If elevated concentrations are found, the data will be evaluated to determine whether there is a risk to the environment (plants and animals).

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

 (Issuer)

Dated: July 30, 2007 /s/ John Michael Coombs --------------------------------- By: John Michael Coombs Its: Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 30, 2007 /s/ John Michael Coombs --------------------------------- By: John Michael Coombs Its: President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)