Form 10QSB
period 2007-09-30
Valley High Mining CO
filed 2007-10-30
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2007

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 30, 2007
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Nine Months Ended

September 30, 2007

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE
Unaudited Condensed Balance Sheet, September 30, 2007	5
Unaudited Condensed Statements of Operations, for the three months and nine months ended September 30, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through September 30, 2007	6
Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through September 30, 2007	7
Notes to Unaudited Condensed Financial Statements	8-11

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

September 30, 2007
CURRENT ASSETS:
Cash	$123
Total Current Assets	123
$123

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-
Related party advances	45,017
Total Current Liabilities	45,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at September 30, 2007	5,281
Capital in excess of par value	746,093
Retained deficit	(751,374)
Deficit accumulated during the Exploration Stage	(44,894)
Total Stockholders' Equity (Deficit)	(44,894)
$123

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through September 30
	2007	2006	2007	2006	2007
REVENUE	$-	$-	$-	$-	$-
EXPENSES:
General and administrative	2,087	3,148	9,414	13,185	44,894
LOSS FROM OPERATIONS	(2,087)	(3,148)	(9,414)	(13,185)	(44,894)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$(2,087)	$(3,148)	$(9,414)	$(13,185)	$(44,894)
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through September 30,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(9,414)	$(13,185)	$(44,894)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts Payable	-	(5,050)	-
Net Cash Provided (Used) by Operating Activities	(9,414)	(18,235)	(44,894)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	9,500	17,650	45,017
Net Cash Provided by Financing Activities	9,500	17,650	45,017
Net increase in Cash	86	(585)	123
Cash at Beginning of Period	37	733	-
Cash at End of Period	$123	$148	$123

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the nine months ended September 30, 2007:

            None

      For the nine months ended September 30, 2006:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operation for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both September 30, 2007 and September 30, 2006, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended September 30, 2007 and December 31, 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company, or entities related to him, has made advances to the Company and has directly paid expenses on behalf of the Company.  At September 30, 2007 and December 31, 2006, respectively, the Company owed the shareholder $45,017 and $35,517.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Loss from operations available to common Shareholders (Numerator)	$(2,087)	$(3,148)	$(9,414)	$(13,185)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

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

During our third quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $2,200 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on September 30, 2007, was $123. Since the end of our third quarter, our president has not as yet advanced us any additional funds.  As of the date of this report, the cash in our checking account is $123. At the current time, we have no outstanding bills or payables that we are aware of.

Liquidity and Capital Requirements.

At of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $123 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but for at least the next two (2) years, if necessary, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year or two, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot be completed in its present form based on current regulatory and other conditions in the Tintic Mining District. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture partner to satisfy itself that the EPA will not require it to unduly or unfairly undertake clean up activities for past contamination as a result of new or planned exploratory activity, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. At this point, it is starting to look doubtful.  Further, we are unable to guarantee that at the expiration of two years from the time that our registration statement with the Commission became effective, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year or two, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year or two. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or two or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year or two for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

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

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors for at least the next year or two. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management, as stated above, will be forced to look at other business opportunities.

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

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture mining partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof. We can give no assurance that the projected or estimated costs of our drilling exploration program would be the ultimate cost of this project. These are merely good faith estimates based on the best knowledge available to us at the time we prepared such cost estimates.

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

What We Have Recently Done to Pursue and Complete Phase Two.

Last year, our president participated in a tour of certain other mining claims located in nearby Mammoth, Utah, about 3 miles away from The North Beck Claims. This tour occurred with a project manager of a large U.S. mining company whose stock is listed on the New York Stock Exchange. This individual lacked the time that day to tour our specific mineral claims (even though we did drive by them) but did indicate that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him in electronic disk format later on. We have since confirmed that he received it. We believe and have since learned that mining companies who might be interested in our properties will likely be interested in tying up surrounding properties in the overall area. This means that getting involved in a drilling  exploration program on our claims is an expensive undertaking, as it involves substantial legal and landman costs of researching and then tying up surrounding properties in addition to that of drilling the property itself.

During January of our first quarter of this year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During our last quarter, we learned, however, that this company has, for now, abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that they wouldn’t be liable for past contamination caused by another operator if they were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion. Unfortunately, we are not privy to all the reasons or details.  This reality, that is, the inability to tie up a lot of ground, may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company has lost interest in the District is because it felt that it couldn’t work with the EPA and/or other land owners, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

As indicated above, between the end of 2006 and now, we have not conducted any additional property tours with any mining company prospects.

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

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

 (Issuer)

Date:	October 30, 2007	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 30, 2007	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)