Form 10KSB
period 2007-12-31
Valley High Mining CO
filed 2008-03-19
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

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

As of the close of business on December 31, 2007, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable and is considered to be zero ($0.00). This is because while the Company does have an OTCBB symbol, namely, VHMC.OB, there has been limited trading activity in the Company's stock since it received its symbol in 2006. Given that the last trade in the Company's securities occurred on February 29, 2007 and involved a mere 143 shares at 21 cents per share, the Company does not believe that the market for the Company's securities could absorb or withstand a several thousand share sell order and therefore, the Company believes it is most reasonable and conservative to consider the shares held by non-affiliates at a value of zero as aforesaid. This is not to ignore that no common equity stock was sold by the Company during the fiscal year from which an alternative computation could be made under the above-formula.

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

TABLE OF CONTENTS

RISK FACTORS

4

PART I

11

ITEM 1. DESCRIPTION OF BUSINESS.

11

ITEM 2. DESCRIPTION OF PROPERTY.

20

ITEM 3. LEGAL PROCEEDINGS.

23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.                                                                                            24

PART II

24

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                                                                                                                                 24

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

26

ITEM 7. FINANCIAL STATEMENTS.

38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                               51

ITEM 8A. CONTROLS AND PROCEDURES.

51

ITEM 8B. OTHER INFORMATION.

51

PART III

51

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                                                                                                                    51

ITEM 10. EXECUTIVE COMPENSATION.

53

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                          54

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.                                                                                                54

ITEM 13. EXHIBITS.

55

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT AND NON-AUDIT FEES                                                                                                                                          56

SIGNATURES

56

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

Because our securities involve a high degree of risk, the reader is cautioned to carefully read this document and to consider all of the factors and financial data that are so disclosed. The following constitutes an effort to itemize the material risk factors involving us and our minerals exploration endeavors. The following is a list of all the material risks that we are aware of and that are involved in investing in us.

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

5. LACK OF SUFFICIENT CAPITAL TO EXPLORE OUR MINERAL CLAIMS OR TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. Our management has reactivated us and is voluntarily registering our common stock with the Commission so that comprehensive and current information on us will be more readily available to a prospective investor, partner, joint venturer or lender. The cost of becoming a reporting company is not insubstantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary audits and other accountings will continue to drain our capital reserves. As of the date of this Annual Report, we had approximately $112 in our bank checking account. It is difficult to predict how long into the future we can continue to maintain our reporting obligations, though we have lawfully obligated ourselves to do so. Because our president is an attorney and is able to assist us in the preparation and filing of our annual and quarterly reports on Forms 10-KSB and 10-QSB, respectively, we do not believe this continued annual cost will be substantial. Because we currently have no income or capital reserves, our sole officer and director has also committed himself to advancing whatever money is necessary to keep us current in our reporting obligations, as those debts become due, through at least the ensuing two (2) years since our registration statement with the Commission became effective. In the event that our sole officer and director decides not to continue to advance us the necessary funds after this period, we will have to consider other alternatives, including voluntarily withdrawing our reporting status by filing a Form 15 with the Commission.

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

9. CURRENT RELIANCE OR DEPENDENCE UPON DIRECTORS AND OFFICERS/LACK OF KEY MAN INSURANCE. At present, we are wholly dependent upon the personal efforts and abilities of our singular officer and director, a person who exercises control over our day-to-day affairs. As set forth above, we are also reliant upon this same officer and director to financially carry us through at least the next two (2) years in our reporting obligations.

Though our current sole officer and director lacks experience and education in the mining industry, we depend on current management to pursue and help us carry out our Plan of Operation below. Though this individual is not an expert in mineral exploration and has never been employed by a mining or mineral exploration company, his loss may potentially have an adverse impact on our future, particularly when he, indirectly, is our largest stockholder and is committed to paying our bills for at least the next two (2) years. Nonetheless, we do not believe the loss of our current sole officer and director justifies the purchase of key man insurance, even assuming that we could afford it, which we cannot at this time.

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

15. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known what stock issuances we might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under the new and amended Rule 144 of the General Rules and Regulations of the Commission, amendments that went into effect on or about February 15, 2007, persons who own and hold “restricted” shares of a fully reporting public company have holding periods of between 6 months and 1 year within which, under certain circumstances, they can re-sell their “restricted” shares in reliance on the new Rule.  If the issuer is deemed to be a “shell company” or “shell corporation,” the new and amended Rule 144 is NOT available as an exemption for the re-sale of restricted securities unless the issuer, among other things, has been a non-shell company for at least a year and has been a fully reporting company during that entire period.  Reference is made to the new rule which is available upon a Google search or a search of the Commission’s data base, www.sec.gov.

The possible sale of restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of our securities in the market, and may have a depressive effect on the price of our securities. Further, such sales, if substantial, might also adversely affect our ability to raise additional equity capital in the future. In addition to the foregoing, a secondary public offering and consequent issuance of additional securities would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of our common stock. At this time, we have NO plans to engage in any public offering of our securities.  As of the date of this Annual Report, only our single officer and director owns or controls, both directly and indirectly, any “restricted” securities.

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

RISK FACTORS RELATED TO THE NORTH BECK MINING CLAIMS

1. ABSENCE OF RECENT MINERAL EXPLORATION ACTIVITY AND ABSENCE OF DATA CONCERNING PAST MINING OR EXPLORATION ACTIVITY. There have been no significant mining-related activities on the North Beck Claims since the 1950's, except for limited assessment and exploration work done during the late 1980's and early to mid-1990's by two unaffiliated lessees of our mineral claims. This absence of mineral exploratory activity in such a long time means that data and other information concerning our mineral claims and what was discovered on them is unavailable or unknown at the present time, if not simply non- existent. While we are making considerable on-going effort to locate this information, the current absence of recent data and information may make it more difficult to attract the type of joint venture partner necessary to finance a mineral exploration program.

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

6. LEASE COMMITMENT TO UNDERTAKE $15,000 WORTH OF ASSESSEMENT WORK ON THE MINERAL CLAIMS OVER FIVE YEARS. Under the mining lease agreement by and between us and North Beck Joint Venture, LLC ("North Beck"), a copy of which is attached to this Annual Report as Exhibit 10.1, Valley High, as the lessee of the North Beck Claims described below, is obligated to render at least $15,000 worth of exploration and assessment work on the claims during the 5- year lease term, work it is required to document and confirm. If the lease is renewed for an additional 5-year term, this assessment obligation is similarly renewed. Regardless of this work commitment, we currently lack the capital or other financial ability to engage in and perform such exploration and assessment work obligation at this time. Having said this, it is significant that we interpret our obligation under the lease agreement as including what we will ultimately pay our consulting geologist and environmental engineer to do what work is necessary to implement and carry out our distinct operational Phases, all of which would substantially benefit the North Beck Claims. Therefore, if we pay him or any other expert in that regard $15,000 over the first 5-year period of the lease, we will have complied with and satisfied our work commitment lease obligation.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Valley High Mining Company's management has reactivated us and is voluntarily registering our common stock with the Commission so that comprehensive and current information on us will be more readily available to a prospective investor, exploration partner, joint venturer or lender. Valley High is an exploration stage company that intends to search for favorable or prospective mineralization (reserves) of silver, lead, gold, copper, zinc and other precious metals. Our consulting geologist informs us that the prospective mineralization of interest on our claims, based on the geology and local or neighboring history, would primarily be silver and lead. At present, we lack the capital and other financial resources to implement and carry out a drilling exploration plan or program on our mineral claims. However, because of substantially improved precious metals prices and the fact that the federal Environmental Protection Agency (EPA) has completed, or is completing, a Super Fund clean-up project in and around the nearby town of Eureka, Utah, we believe the investment climate and other conditions have now become more favorable to attract a joint venturer or mineral exploration partner willing to provide expertise and investment capital or financing for this purpose. At the same time, if we do obtain a joint venture partner to finance a full- fledged or bona fide drilling exploration program, there is no assurance that a commercially viable mineral deposit, ore body or reserve exists in any of the mineral claims that we currently lease or control, namely, the North Beck Claims, mineral claims that comprise a total of 470 acres. More importantly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in any of these mineral claims until sufficient exploration work and an economic evaluation based upon such work concludes economic and legal feasibility.

Agreement With Our Sole Officer and Director to Advance Certain Necessary Funds.

Our sole officer, director and majority stockholder, Mr. John Michael Coombs, directly or through North Beck Joint Venture, LLC, our lessor and an entity that he controls, has agreed to advance us the funds necessary to remain current in our "reporting" obligations with the Commission. This agreement is oral. Such agreement also covers general operating expenses such as paying consulting geologists or environmental engineers to do research, assay or sampling work, to prepare the exploratory reports necessary to attract a joint venture partner, to pay transfer agent costs and fees, to pay the costs of photocopying reports and maps, etc., all as necessary to pursue our business plan, and other general overhead expenses. There is no cap or ceiling on the amount of money that will be advanced for such specific purposes. The oral agreement or commitment of Mr. Coombs, which we consider to be a legal obligation, does NOT provide for the payment of interest to Mr. Coombs for his advances to us and that's why the money so provided is, and has been, described or characterized as "advances" as opposed to "loans." Though this agreement does not presently require or contemplate the payment of any interest to Mr. Coombs for his advances, in the event that we were to become profitable, an event that, at this stage, appears highly unlikely, we would, in such event, consider giving or paying Mr. Coombs back-interest of some kind. Because this is a speculative possibility, there is nothing further we can say in this regard; however, under no circumstances do we believe that we would agree to pay Mr. Coombs any back-interest on his advances in the event that doing so would materially affect us or our liquidity. As of now, the money so advanced will NOT be deemed a contribution to capital, though there is a remote possibility that that designation will change if the parties so desire it and it is advisable or suitable to do so from an accounting or other business perspective. At such time as Mr. Coombs can be repaid, if he ever can be repaid, he or North Beck Joint Venture will be repaid their out-of-pocket advances and costs. The term of 2 years was arrived at because the parties determined that in about 2 years or less, we should be able to discern whether there is any interest, by anyone else, in partnering or joint venturing with us to explore the North Beck Claims for their precious metals potential. If Mr. Coombs desires to extend that commitment upon the expiration of 2 years, he shall be free to do so. This commitment of Mr. Coombs, for at least the next two (2) years, if warranted, is considered a legal obligation of his.

History and Background of the Company.

Valley High Mining Company ("Valley High") was incorporated in the State of Utah on November 14, 1979, approximately 28 years ago, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business.

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

Pursuant to the aforementioned mining lease agreement with North Beck Joint Venture, LLC, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. See Item 3 below titled "Description of Property." Fairly extensive, though somewhat antiquated, knowledge exists regarding the North Beck Claims. This is because, among other reasons, during the late 1950's, the North Beck Claims were part of the so- called "Jenny Lind Project," a project that involved extensive exploration and development in an area known as Jenny Lind Canyon by The Bear Creek Mining Company.

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

Since our inception in 1979, Atlas Stock Transfer Corp. in Salt Lake City, UT, had been our stock transfer agent.  However, in November 2007, Atlas’s owner retired and sold its book of stock transfer business to Standard Registrar & Transfer located in Draper, Utah.  We currently have 1,139 shareholders of record.

Current Status of the Company.

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

Currently, our only director is Mr. John Michael Coombs of Salt Lake City, Utah. Mr. Coombs serves as our president, secretary/treasurer, CEO, CFO and chairman of the board, all of which is permissible under Nevada law. Mr. Coombs is also our largest stockholder, having indirect control of North Beck's 2,600,000 "restricted" shares and also direct control of what was formerly North Beck's additional 2,400,000 "restricted" shares or a total of 5 million shares. These shares together represent nearly 95% of our currently issued and outstanding shares. See Item 11 of this Part III below titled "Security Ownership of Certain Beneficial Owners and Management." See also the Form 4's filed on Edgar by both Mr. Coombs and North Beck in December 2006.

During our 2007 fiscal year, we had seriously difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA would require them to do remediation, etc., that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.

For more information on the current state of our Company’s business and affairs, reference is made to ITEM 6 below titled “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.”

Regulatory Process Involved in Obtaining An Exploratory Mining Permit.

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

To the extent we ever commence actual exploratory operations, we will be subject to regulation by numerous federal and state governmental authorities. The most significant will be the federal Environmental Protection Agency (EPA), the Bureau of Land Management (BLM), the Occupational Safety and Health Administration (OSHA), and comparable or corollary state agencies. If we do not comply, meet or satisfy the various rules and regulations promulgated by these regulatory authorities, we would be exposed to fines, bars or other significant penalties. To date, we have not been ordered or required to spend anything on compliance with environmental laws because we are not currently operating any mining assets and the lessor or its predecessors have not done so since the 1950's. The subject mineral claims were leased to other mining companies in the 1980's and 1990's but, other than assay work, no exploratory mining activity was undertaken to our knowledge. At the same time, however, there are no significant mineral tailings on our mineral claims to the knowledge of management and therefore, to the extent that either the EPA or a Utah state agency adopts or implements a program in the Tintic Mining District requiring the clean-up of any left-over environmental hazards, such is not expected to materially affect us or our affairs. Any such action is also not expected to materially affect us in that the lessor has indemnified and held us harmless from and against any environmental liability for activity done on the mineral claims prior to the existence of the April 19, 2004, mining lease agreement. See Exhibit 10.1 to this document. The foregoing is not to ignore that in approximately 2001 and as a result of lead contamination, the EPA declared the Eureka, Utah, area a Super-Fund site. This is the region or area next to or adjacent to our mineral claims. In fact, the EPA did obtain permission from our lessor within the last 3 years to re-grade an access road running parallel to the state highway leading eastward to the town of Eureka. We are informed that the EPA has completed, or is in the process of completing, its Super-Fund clean-up operations and that it has in fact completed its process of going after polluters such as Chief Consolidated Mining, the principal mining operator in the Tintic Mining District. We believe these recent events, not to mention improved prices of precious metals, make for a more suitable and optimistic atmosphere to obtain exploratory funding than has been the case in recent years.

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

Because we have not yet completed Phase Two of our business plan described in our Plan of Operation below, and because we may never need or want to acquire additional mineral properties, we have not needed to identify any additional mineral claims or properties that we would have an interest in acquiring by way of lease or in some other manner or fashion. As a result, we are unable to realistically evaluate the type and extent of our likely competition in this regard. We are aware that there are several other companies that own mineral claims and properties in the Tintic Mining District, it being an old and well- established mining district, companies that also have only nominal assets and that are similarly searching for a variety of financing opportunities, particularly now that the prices of precious metals has substantially improved. We will be in direct competition with these other companies located in the Tintic Mining District in our search for joint venture and partnership opportunities and, due to our current lack of capital resources, it may be difficult to successfully compete with these other, more well established or perhaps better funded companies.

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

Because of our current financial situation, having only nominal current assets and no recent operating history, our principal objective is to pursue partnership and joint venture opportunities or prospects with other better- funded and more experienced mining companies who would be interested in partnering with us to explore the North Beck Claims. In doing so, it would be our express intention to locate a joint venturer or partner that would have the financial strength, experience and other capability to explore the North Beck Claims. We do NOT have the mining expertise to carry out a mining exploration program on our own even if we did have the funding available or on hand. At the same time, not having any particular partnership, joint venture or funding opportunity to consider at this time, existing circumstances make it exceptionally difficult to predict what form of partnership, business combination transaction or joint venture opportunity might be worth considering or pursuing in order to explore the North Beck Claims. In the event management believes that a certain proposal is in the best interests of us and our shareholders, a proposal that would result in the exploration of our claims and which would involve the issuance of our shares to a partner or joint venturer, our present shareholders would, in such event, experience substantial dilution. Reference is made to the subsection in our Plan of Operation subsection below titled "Form of Agreement with Prospective Exploration Partner/Joint Venturer Unknown at This Time."

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

Our current business goal is to explore the North Beck Claims for their precious metals potential and therefore, we have no present intention of engaging in a partnership or joint venture funding arrangement with a non- mining entity or business unless that entity or business specifically desires to finance or pursue a mineral exploration program relative to the North Beck Claims. If our business plan ultimately fails, then, once we have made that determination, and then-existing facts and circumstances support such a determination, we will have to consider other alternatives for the Company, including but not limited to ceasing operations or seeking out additional mineral claims to lease or acquire in some fashion. We are NOT in a position at this time to make predictions or speculate about what other alternatives we might consider in the event that our business plan fails, as we believe that making speculations in that regard is not something on which investors should rely. In fact, at this time we do NOT know what we will do in the event that we cannot successfully complete a mineral exploration program.

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

Executive Offices/Facilities.

We currently maintain executive offices or facilities at the office of our president and chairman of the board located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah 84106-6001. Our telephone number is 801-467- 2021 and our fax number is 801-467-3256. The Company does not pay rent for these office facilities. We have no written agreement and pay no rent for the use of this facility. Even if we had the capital, we have no current need or plans to secure commercial office space from which to conduct our business. Until such time as we commence the exploration of the North Beck Claims or we complete a partnership, joint venture or funding transaction of some kind, the type of office and other facilities that we will require is unknown.

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

Transfer Agent.

Standard Registrar & Transfer Company replaced Atlas Stock Transfer and is the current transfer agent for our common stock. Its new address is 12528 South 1840 East, Draper, Utah 84020.  Its phone number is 801-571-8844 and its fax number is 801-571-2551.

.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices/Facilities.

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

Though the reader may wish to review the lease agreement itself, Ex. 10.1 hereto, the major terms of the lease agreement are summarized as follows:

In April 2004, Valley High issued the lessor and owner of the North Beck mineral claims, 5,000,000 restricted shares of its stock as lease consideration. Valley High valued this stock issuance, on its books and records, at carryover basis of $0. Valley High is obligated to spend $15,000 over the 5-year lease term in exploration, development and similar costs for the benefit of the North Beck Claims. Any shortfall at the end of the 5-year lease period is due and payable in cash to North Beck. This provision is typical in a mining lease agreement of this nature. However, since the money we will be providing to our expert/consulting geologist improves the North Beck Claims, this money will be a credit against our 5-year work commitment of $15,000. North Beck has also agreed to indemnify and hold Valley High harmless from any Environmental Protection Agency (EPA) claim or claims by a similar state agency based solely on past mining contaminations or other environmental violations or damage. The mining lease contains an option to buy the subject mineral claims from North Beck for $3,000,000. The lease expires on April 18, 2009. The lease provides Valley High with the option to renew the lease in 5- year renewals on substantially the same terms and conditions.

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

Since late 2001, the Environmental Protection Agency (EPA) declared the Eureka, Utah, area a Super-Fund site and the EPA has since been involved in the clean-up of lead contamination in the area, specifically, the locality adjacent to the North Beck Claims. Our president, however, has never received any indication from the EPA or any state or federal governmental authorities that these clean-up or remediation efforts on the part of the EPA involve, or would involve, our mineral claims, particularly when, to management's knowledge, there are no significant mineral tailings on our mineral claims, no actual mineral production is known to have ever taken place on the mineral claims, and no smelter activities have ever been undertaken on our mineral claims. Put another way, no formal or other notice has been received from the EPA or anyone else of any potential liability for past mining activity on the North Beck Claims. Management believes that this will be a significant improvement to the mineral claims, an improvement which shall be at no cost to either North Beck or us. We are informed that the EPA is completing its clean-up and remediation efforts in the Eureka, Utah, area for which we are informed that it has spent approximately $40 million. We believe that these substantial clean-up efforts on the part of the EPA result in a far more favorable environment for mineral exploration activity in and around Eureka than in the more recent past.

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

We are subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, we file reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library in the Commission's own building located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800- SEC-0330.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

Our common shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA) under the symbol VHMC.OB. Since that date, the trading activity in our stock has been as follows:

VHMC - VALLEY HIGH MINING							Year Ending December 2007
	BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/29/2007	0.25	0.2	0.2	0.51	0.3	0.51	0.3	0.20	0.2	15,820
09/28/2007	0.25	0.21	0.21	0.32	0.3	0.3	0.25	0.21	0.21	3,480
06/29/2007	0.25	0.26	0.26	0.55	0.32	0.32	0.32	0.32	0.32	2,000
03/30/2007	0.26	0.25	0.26	0.55	0.4	0.55	--	--	--	0

Currently, there are 5,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for as long as 20 years. As to the additional 5,000,000 "restricted" shares currently issued and outstanding, these shares were issued in 2004 to North Beck Joint Venture, LLC, pursuant to the Section 4(2) exemption from registration and in consideration for the execution of that certain mining lease acquisition agreement attached to this document as Exhibit 10.1. These 5,000,000 "restricted" shares represent approximately 94.7% of our total number of issued and outstanding shares and are held by insiders and affiliates. As to the shares recently issued to North Beck Joint Venture, LLC, such shares are subject to an Investment Letter and none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B. At the same time, in December 2006, 2,400,000 of these 5 million shares were conveyed by North Beck to Mr. Coombs directly and personally as an inter-family transfer or disposition for tax and estate planning purposes. A "restrictive" legend remains on the 2,400,000 shares acquired by Mr. Coombs. Similarly, Mr. Coombs may not transfer or sell these 2,400,000 "restricted" shares in the absence of an effective registration statement covering such shares, or an available exemption.

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

There are no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker- dealer, concerning the development of a trading market in our common capital stock.

Holders.

According to our stock transfer agent, Standard Registrar & Transfer in Draper, Utah., as of the date of this Annual Report, there were 1,139 holders of record of our common capital stock.

Description of Our Securities.

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2007. No new shares were issued by the Company in 2007.

We have no preferred shares issued or authorized.

Voting Rights.

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

Recent Sales of Unregistered Securities.

None.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

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

During 2006 , we obtained, through the National Association of Securities Dealers, Inc., an Over-the-Counter Bulletin Board (OTCBB) symbol. That symbol is VHMC.OB.

In the beginning of our 2006 fiscal year, our energies were devoted towards getting our Form 10-SB/A "cleared" by the Commission and also, completing Phase One of our Plan of Operation, which was the completion of a detailed geology report. These two goals were accomplished in March 2006. Later, our energies were devoted to obtaining an OTC Bulletin Board symbol, which we achieved in May 2006. Since that time, our energies and activities have been solely devoted towards locating a joint venture mineral exploration partner.

At February end 2006, over two years ago, we took principals of a Canadian mining company located in Vancouver on a physical tour of our properties. We also provided them with a copy of our geology report.

In September 2006, our president and chairman of the board, Mr. Coombs, accompanied a neighboring property owner on a property tour of its nearby property with a large US mining company whose stock trades on the NY Stock Exchange. This principal of the mining company did not have time to physically tour the North Beck Claims that day though we did drive by them and look at them from the highway leading out of the town of Eureka. We subsequently provided this company with a copy of our geology report.  We have not heard back from this particular mining company and our subsequent efforts to follow up with them have been left unanswered.  We can only assume that, for the time being, this US mining company is not interested in the District.

During January of our first quarter of this last fiscal year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During our second quarter of 2007, we learned that this company abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that it wouldn’t be liable for past contamination caused by another operator if it were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property it would have wanted to acquire or lock up in some fashion.  Unfortunately, we are not privy to all the reasons or details.  This reality may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company lost or abandoned interest in the District was because it felt that it couldn’t work with the EPA and/or other land owners, or both, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish either in the near future or at all.

During December 2007, we met with officials with the Utah Department of Environmental Quality (DEQ) and talked to them about whether there would be any special remediation efforts required of us or a joint venture partner if we engaged in any exploratory activity on our mining claims.  We contacted them because we were informed that the Canadian mining company mentioned in the preceding paragraph had also met with them.  During our meeting, we learned that the DEQ really lacks jurisdiction over any mining operations or clean up unless a particular and unique environmental hazard or problem arises that DOGM can’t handle.  The DEQ thus referred us to the EPA.

In January of 2008, we contacted the EPA in an effort to learn whether or not we, or a joint venture mining partner, would be required to finance or undertake any special clean up or remediation of possible contamination undertaken by others in the past, if that contamination were on or near any exploratory activity that we undertake.  We asked this question because we were under the impression that this possible requirement or obligation may have scared off the Canadian mining company mentioned above, a mining company that was interested in the Mammoth, Utah, area, an area approximately 1 to 3 miles from our mineral claims.  The following summarizes the EPA’s response to our inquiry, a response we received by email on or about March 6, 2008:

1.    The EPA isn't in the position of giving legal advice to a company such as yours wanting to conduct mining operations and the EPA does not provide

"comfort letters".

2.

If your company intends to mine in an area already contaminated or that is part of a Superfund site, you should refer to the provisions of CERCLA including section 122.  Unless we were entering into a settlement, the EPA is not in the position to define exactly what a company can or can not do in its mining operations to avoid incurring liability - anything we said could be open to interpretation and could be seen as limiting our enforcement discretion and ability to enforce

CERCLA.

3.

If the company does not cause or contribute to the release or threat of release of hazardous substances, it should be able to avoid incurring liability under CERCLA.

4.

We believe that your property is outside the Eureka Superfund Site boundary as it is currently defined.  We don't believe that we have conducted much if any sampling on your property or in the vicinity of your property so it would be difficult to say whether or not your property is contaminated.

Selected Financial Data.

Because we have no exploration, development, or other operational mining- related activities, selected financial data would not be particularly meaningful. Reference is made to our audited financial statements included in Item 7 of

Part II below.

Starting in April 2004 when we emerged from dormancy, we have incurred accounting costs and other expenses in connection with reactivating ourselves and filing a Form 10-SB/A registration statement with the Commission. The total expenses for our fourth quarter ended December 31, 2007, resulted in a net loss, for the fiscal year, of $11,425. Since re-emergence from dormancy on April 19, 2004, we have incurred total expenses of $46,905. This figure also represents our total or cumulative stockholders' deficit as of December 31, 2007. Funding of these and other expenses was from working capital provided by our only officer and director, namely, Mr. Coombs, a person who, because of his indirect ownership interest in our lessor, has an obvious vested interest in seeing the successful exploration of the North Beck Claims. Mr. Coombs's loans have been designated as "advances," inasmuch as they do not bear interest. In the event we were to someday become profitable, we may agree to pay Mr. Coombs back-interest for his advances, an eventuality that we believe is highly unlikely. However, we would likely not do so nor would Mr. Coombs request the same if doing so would adversely impact us or our liquidity. For further disclosure or information in this regard, reference is made to the subsection in Item 1 of Part 1 of the DESCRIPTION OF BUSINESS section titled above "Agreement With Our Sole Officer and Director to Advance Certain Necessary Funds" and also the section immediately below.

Liquidity and Capital Requirements.

At of the date of this Annual Report on Form 10-KSB, we lack the necessary capital to implement a full-fledged mineral exploration program. We currently have approximately $112 in our checking account. Be this as it may, the amount of cash in our checking account at any given time is largely meaningless in that Mr. Coombs advances us money when necessary to pay our debts and expenses. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for not only the next 12 months but at least for the next two (2) years in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that between 1 and 2 years from now, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot practically be completed.

Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead and gold over the next year or two, the cost of mining exploration at that time, the ability of a joint venture partner to sign up other, adjoining property owners, and possibly, interest rates, not to mention the overall state of the economy.  These are factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of two years from the time that our registration with the Commission became effective, that individual members of management will continue to advance us sufficient money to make us continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next 2 years, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next 2 years. On the other hand, it is also conceivable that we can complete our business plan in less than 2 years or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next 2 years for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

During our 2007 fiscal year, we had seriously difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not be willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA would require them to do remediation, etc., that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.

Contingency Planning.

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

What data and information we were able to collect and compile on our mineral claims going back to the 1800's is interesting and in the interest of non- duplication, and because this Phase is now complete, we will not repeat it here. However, any person interested in what we did and what we discovered in order to complete this Phase, reference is made to our fifth amended registration statement on Form 10-SB/A filed on March 10, 2006 and our Annual Report for our fiscal year ended December 31, 2005, filed on March 30, 2006. Both documents are available on Edgar, the Commission's database. Reference is made to www.sec.gov.

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

ITEM 7. FINANCIAL STATEMENTS.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

FINANCIAL STATEMENTS

For the Year Ended

December 31, 2007

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	41
Balance Sheet, December 31, 2007	42
Statements of Operations, for the years ended December 31, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2007	43
Statement of Stockholders' Equity (Deficit), for the period from re-entering of exploration Stage on April 19, 2004 through December 31, 2007	44
Statements of Cash Flows, for the years ended December 31, 2007 and 2006 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2007	45
Notes to Financial Statements	46 - 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Valley High Mining Company

Salt Lake City, Utah

We have audited the accompanying balance sheet of Valley High Mining Company [an exploration stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the exploration stage on April 19, 2004 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the exploration stage on April 19, 2004 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Valley High Mining Company will continue as a going concern.  As discussed in Note 4 to the financial statements, Valley High Mining Company has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 18, 2008

Salt Lake City, Utah

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

BALANCE SHEET

ASSETS

December 31, 2007
CURRENT ASSETS:
Cash	$112
Total Current Assets	112
$112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-
Related party advances	45,017
Total Current Liabilities	45,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at December 31, 2007	5,281
Capital in excess of par value	746,093
Retained deficit	(751,374)
Deficit accumulated during the Exploration Stage	(46,905)
Total Stockholders' Equity (Deficit)	(46,905)
$112

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through December 31
	2007	2006	2007
REVENUE	$-	$-	$-
EXPENSES:
General and administrative	11,425	13,846	46,905
LOSS FROM OPERATIONS	(11,425)	(13,846)	(46,905)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
NET LOSS	$(11,425)	$(13,846)	$(46,905)
LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM RE-ENTERING OF EXPLORATION

STAGE ON APRIL 19, 2004 THROUGH DECEMBER 31, 2007

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Exploration
	Shares	Amount	Par Value	(Deficit)	Stage
BALANCE, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-

Rounding shares issued	33	-	-	-	-

Net loss for the period ended December 31, 2004	-	-	-	-	(4,339)

BALANCE, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)

Net loss for the period ended December 31, 2005	-	-	-	-	(17,295)

BALANCE, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)

Net loss for the period ended December 31, 2006	-	-	-	-	(13,846)

BALANCE, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)

Net loss for the period ended December 31, 2007	-	-	-	-	(11,425)

BALANCE, December 31, 2007	5,281,346	$5,281	$746,093	$(751,374)	$(46,905)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(11,425)	$(13,846)	$(46,905)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts Payable	-	(5,050)	-
Net Cash Provided (Used) by Operating Activities	(11,425)	(18,896)	(46,905)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	-
Proceeds from related party advances	11,500	18,200	47,017
Net Cash Provided by Financing Activities	11,500	18,200	47,017
Net increase in Cash	75	(696)	112
Cash at Beginning of Period	37	733	-
Cash at End of Period	$112	$37	$112

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the year ended December 31, 2006:

            None

      For the year ended December 31, 2007:

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

Mining Properties – Upon determination of the existence of a commercially minable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits.  The Company periodically reviews its mining property for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157. “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 ®”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159, and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both December 31, 2007 and December 31, 2006, respectively, the Company had 5,281,346 shares issued and outstanding.

In April 2004, the Company issued 5,000,000 shares of common stock.  The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split.  The financial statements for all periods presented have been restated to reflect the stock split.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, an operating loss carryforward of approximately $46,905, which may be applied against future taxable income and which expires in various years through 2027.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $7,035 and $5,322 as of December 31, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance during the twelve months ended December 31, 2007 is approximately $1,713.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2007 and 2006, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At December 31, 2007 and December 31, 2006, respectively, the Company owed the shareholder $47,017 and $35,517.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2007	2006
Loss from operations available to common shareholder (numerator)	$(11,425)	$(13,846)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

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

None; not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Name	Age	Position
John Michael Coombs	53	President, Chief Executive Officer, Director (Chairman of the Board), Secretary/Treasurer, and CFO or Chief Financial Officer

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* owned	Percent of Ownership of Common Stock Outstanding
John Michael Coombs (1) 2435 Scenic Drive Salt Lake City, Utah 84109	5,000,000(2)	94.7%

Directors and officer as a group (1 person only)	5,000,000	94.7%

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

ITEM 13. EXHIBITS.

The following Exhibits are filed as a part of this Annual Report on Form 10-KSB:

Exhibit Number	Description*
10.1	April 19, 2004, Mining Lease Agreement by and between the Company and North Beck Joint Venture, LLC, and accompanying Investment Letter
31	Sarbanes-Oxley Section 302 Certification
32	Sarbanes-Oxley Section 906 Certification
99.1	Two maps - An aerial photograph and a topographical map showing the actual location of the mineral claims west of the town of Eureka, Utah **
99.2	Index map showing where our mineral claims are situated in relationship to the state and county in which they are located.**
99.3	Property Location Map**
99.4	Land Ownership Map**

*Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

** Exhibits identified with these marks are attached to and made a part of this document in the form of pdf files.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT AND NON-AUDIT FEES

Aggregate fees for professional services rendered us by Pritchett Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2007	2006
Audit Fees	$6,975	$9,579
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$6,975	$9,579

Audit fees for the years ended December 31, 2007 and 2006 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2007 and 2006 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2007 and 2006.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY, Issuer

Date:	March 17, 2008	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board, President, Chief Executive Officer (CEO) and Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Tresurer,