Form 10-Q
period 2008-03-31
Valley High Mining CO
filed 2008-04-24
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-51232

VALLEY HIGH MINING COMPANY
 (Exact name of issuer as specified in its charter)

NEVADA	68-0582275
(State or other jurisdiction of incorporation or organization)	(I.R.S. EMPLOYER ID NO.)

3098 South Highland Drive, Suite #323
Salt Lake City, Utah	84106-6001
(Address of principal executive offices)	(Zip Code)

(801) 467-2021 (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [   ]   No  [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of March 31, 2008
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. These include but are not limited to certain statements of expectation concerning the precious metals industry, the demand for  precious metals, and the sources and potential for a mining partner or joint venturer who would be interested in working with us to undertake an exploration program on our 470 acres of mineral claims. We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties. Accordingly, we caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in any forward-looking statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Three Months Ended

MARCH 31, 2008

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheet, March 31, 2008

5

—

Unaudited Condensed Statements of Operations, for the

           three months ended March 31, 2008 and 2007 and for the

           period from re-entering of exploration stage on April 19, 2004 through March 31, 2008

6

—

Unaudited Condensed Statements of Cash Flows,  for the

           three months ended March 31, 2008 and 2007 and for the

           period from re-entering of exploration stage on April 19, 2004 through March 31, 2008

7

—

Notes to Unaudited Condensed Financial Statements

8 - 10

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS
Cash	$194	$112
Total Current Assets	194	112
	$194	$112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$3,300	$-
Related party advances	48,517	47,017
Total Current Liabilities	51,817	47,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at March 31, 2008	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the Exploration stage	(51,623)	(46,905)
Total Stockholders' Equity (Deficit)	(51,623)	(46,905)
	$194	$112

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

EXPENSES:
General and Administrative	4,718	2,696	51,623
LOSS FROM OPERATIONS	(4,718)	(2,696)	(51,623)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(4,718)	$(2,696)	$(51,623)
LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(4,718)	$(2,696)	$(51,623)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts payable	3,300	1,425	3,300
Net Cash Provided (Used) by Operating Activities	(1,418)	(1,271)	(48,323)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	1,500	1,300	48,517
Net Cash Provided by Financing Activities	1,500	1,300	48,517
Net increase in Cash	82	29	194
Cash at Beginning of Period	112	37	-
Cash at End of Period	$194	$66	$194

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the three months ended March 31, 2008:

            None

      For the three months ended March 31, 2007:

            None

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both March 31, 2008 and March 31, 2007, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended March 31, 2008 and December 31, 2007, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At March 31, 2008 and December 31, 2007, respectively, the Company owed the shareholder $48,517 and $47,017.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2008	2007
Loss from operations available to common Shareholders (numerator)	$(4,718)	$(2,696)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Without summarizing all that we have done to attract and obtain a joint venture mining exploration partner, in January of 2008, we contacted the EPA in an effort to learn whether or not we, or a joint venture mining partner, would be required to finance or undertake any special clean up or remediation of possible contamination undertaken by others in the past, if that contamination were on or near any exploratory activity that we undertake.  We asked this question because we were under the impression that this possible requirement or obligation may have scared off a fairly large Canadian mining company that, during early 2007, had been interested in the Mammoth, Utah, area, an area not far from our mineral claims.  The following summarizes the EPA’s response to our inquiry, a response we received by email on March 6, 2008:

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

For further information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. Reference is also made to our last Annual Report on Form 10-KSB filed in March 2008.

Selected Financial Data.

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above. All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner.  See Phase Two of our Plan of Operation discussed below.  Since we filed our initial registration statement with the Commission in March 2005, over 3 years ago, we have not been successful in generating much interest in our mineral claims.  Unfortunately, and given the increased price of precious metals since the early 2000’s, including silver and gold, we are not really sure why.

During our first quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $1,500 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on March 31, 2008, was $194. Since the end of our first quarter, our president has not as yet advanced us any additional funds.  As of the date of this report, the cash in our checking account is $194. At the current time, we have no outstanding bills or payables that we are aware of other than $3,300 owed our auditors for their 2007 year end audit.

Liquidity and Capital Requirements.

As of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $194 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

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

Work Sequence or Milestone No. 3.

To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the District. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. There is no particular cost associated with this work sequence. This is not to ignore that since the Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important environmental events or issues relating to the North Beck Claims. Our lessor has not received any notices in a long time from the EPA. We also intend to rely on our consulting geologist to some degree with regard to this work sequence in that he is in a better position than we are to become aware of environmental concerns and issues pertaining to the District. This is because our consulting geologist also does some exploration permitting for clients and therefore, he and his company are in a position to know and be aware of any significant changes in EPA or DOGM rules or regulations or other response activities in the District.

What We Have Recently Done to Pursue and Complete Phase Two.

In late 2006, our president participated in a tour of certain other mining claims located in nearby Mammoth, Utah, about 3 miles away from The North Beck Claims. This tour occurred with a project manager of a large U.S. mining company whose stock is listed on the New York Stock Exchange. This individual lacked the time that day to tour our specific mineral claims (even though we did drive by them) but did indicate that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him in electronic disk format later on. We have since confirmed that he received it. We believe and have since learned that mining companies who might be interested in our properties will likely be interested in tying up surrounding properties in the overall area. This means that getting involved in a drilling  exploration program on our claims is an expensive undertaking, as it involves substantial legal and landman costs of researching and then tying up surrounding properties in addition to that of drilling the property itself.

During January of our first quarter of last year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During our last quarter, we learned, however, that this company has, for now, abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that they wouldn’t be liable for past contamination caused by another operator if they were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion. Unfortunately, we are not privy to all the reasons or details.  This reality, that is, the inability to tie up a lot of ground, may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company has lost interest in the District is because it felt that it couldn’t work with the EPA and/or other land owners, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

As indicated above, between the end of 2006 and now, we have not conducted any additional property tours with any mining company prospects.

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, we have had seriously difficulty attracting interest in our mining claims.  We have come to believe that this is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

We also believe that the significant EPA presence in the Eureka, Utah, area, while it completes its Superfund clean up operations, may also have a negative effect or impact on a potential mining company or a joint venture mining partner, simply because they may fear that the EPA might require them to do remediation of other operators’ contamination that they wouldn’t otherwise be required to do if the EPA were not highly present and active in the area.  These are the two basic reasons, we believe, why we have not yet attracted a joint venture mining exploration partner.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

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

Item 4A(T).  Controls and Procedures.

Management's Quarterly Report on Internal Control Over Financial Reporting.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

This item is not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

(a) Exhibits

None. All Sarbanes-Oxley certifications are after the signature line at the end of this document.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

 (Issuer)

Date:	April 24, 2008	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 24, 2008	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)