Form 10-Q
period 2008-06-30
Valley High Mining CO
filed 2008-07-30
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2008

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 29, 2008
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Six Months Ended

June  30, 2008

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets, June 30, 2008

           and December 31, 2007

4

—

Unaudited Condensed Statements of Operations, for the

           three months and six months ended June 30, 2008 and

           2007 and for the period from re-entering of exploration

           stage on April 19, 2004 through June 30, 2008

5

—

Unaudited Condensed Statements of Cash Flows,  for the

           six months ended June 30, 2008 and 2007 and for the

           period from re-entering of exploration stage on April 19, 2004 through June 30, 2008

6

—

Notes to Unaudited Condensed Financial Statements

7 - 10

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	$33	$112
Total Current Assets	33	112
	$33	$112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$1,450	$-
Related party advances	52,217	47,017
Total Current Liabilities	53,667	47,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at June 30, 2008 and December 31, 2007	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the Exploration stage	(53,634)	(46,905)
Total Stockholders' Equity (Deficit)	(53,634)	(46,905)
	$33	$112

The Balance Sheet at December 31, 2007 was taken from the Audited Financial Statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through June 30
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-
EXPENSES:
General and administrative	2,011	4,631	6,729	7,327	53,634
LOSS FROM OPERATIONS	(2,011)	(4,631)	(6,729)	(7,327)	(53,634)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$(2,011)	$(4,631)	$(6,729)	$(7,327)	$(53,634)
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,				From the Re-entering Of Exploration Stage on April 19, 2004 through June 30,
	2008		2007		2008
Cash Flows From Operating Activities:
Net loss	$(6,729)		$(7,327)		$(53,634)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts payable	1,450		-		1,450
Net Cash Provided (Used) by Operating Activities	(5,279)		(7,327)		(52,184)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-		-		-

Cash Flows from Financing Activities:
Proceeds from related party advances	5,200		7,300		52,217
Net Cash Provided by Financing Activities	5,200		7,300		52,217
Net increase in Cash	(79)		(27)		33
Cash at Beginning of Period	112		37		-
Cash at End of Period	$33		$10		$33

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$	$-	$	$-
Income taxes	$-	$	$-	$	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the six months ended June 30, 2008:

            None

      For the six months ended June 30, 2007:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both June 30, 2008 and June 30, 2007, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended June 30, 2008 and December 31, 2007, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At June 30, 2008 and December 31, 2007, respectively, the Company owed the shareholder $52,217 and $47,017.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Loss from operations available to common Shareholders (Numerator)	$(2,011)	$(4,631)	$(6,729)	$(7,327)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

During our second quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $3,700 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on June 30, 2008, was $33. Since the end of our second quarter, our president has not as yet advanced us any additional funds.  As of the date of this report, the cash in our checking account is $33. At the current time, we have no outstanding bills or payables that we are aware of other than $1,450 owed our auditors for their first quarter financial statement review.

Liquidity and Capital Requirements.

As of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As of the date of this report, we have approximately $33 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for at least the next 12 months, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot be completed in its present form based on current regulatory and other conditions in the Tintic Mining District. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture partner to satisfy itself that the EPA will not require it to unduly or unfairly undertake clean up activities for past contamination as a result of new or planned exploratory activity, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. At this point, it is starting to look doubtful.  Further, we are unable to guarantee that, beyond the next 12 months, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. As of the date of this report, and having spoken with several mining companies over the last several years, we have found no company or entity that has communicated an interest in joint venturing with us. See discussion under Phase Two below. Accordingly, given this amount of time with no success in this regard, no assurance can be given that we can or will enter into a joint venture or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our proposed drilling exploration plan or program.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and the funds necessary for this limited purpose will be provided by officers and directors, hopefully, for at least the next year. However, unless we are able to enter into a partnership or joint venture relationship with an experienced mining entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management, as stated above, will be forced to look at other business opportunities.

PLAN OF OPERATION

We are an exploration stage [mining] company. An exploration stage company is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program, with whom we have communicated, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. Nearly all of the deeper holes, mines or shafts on our mineral claims, and for the sake of public safety, have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program was supposed to have covered over last year. Whether they have completed that task is unknown to us at this time.

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

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture mining partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof. We can give no assurance that the projected or estimated costs of our drilling exploration program would be the ultimate cost of this project. These are merely good faith estimates based on the best knowledge available to us at the time we prepared such cost estimates.  Such estimates do not currently take into consideration increased costs or inflation since March 2006.

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

PHASE ONE

This Phase involved two sequences or milestones. The first was to locate and collect all existing or known data previously compiled on our mineral claims. This milestone was achieved in October and November of 2005 and all information we were able to amass and collect was turned over to our consulting geologist. The second sequence or milestone of this Phase was to obtain a final geology report on our mineral claims in order to generate investor interest. This was accomplished during March 2006. This completes Phase One. We now have several physical copies of our geology report, plus, our consulting geologist has given us this report in CD or electronic disk form, which we can copy and distribute at our own convenience. This enables us to furnish the report either by physically mailing or delivering a copy of the report (with all maps included) or, by providing the entire report in disk format, or both.

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

Work Sequence or Milestone No. 1.

To contact as many mining companies as possible that we can target and whom we believe might be interested in partnering or joint venturing with us to engage in an exploratory drilling program on the North Beck Claims. Our efforts to achieve this are something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." We have also included a proposed or planned "phased" exploration plan or program for any such joint venture or partner to consider. This is a very important part of our Plan of Operation and it is summarized in the section below titled "PHASE THREE: OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year from now or longer. It may take less. This is a task that we will undertake in the ordinary course of our business. And this work sequence or milestone will be on-going. There will be no particular cost associated with this sequence. This is because our consulting geologist's final report is available to be shipped out, in disk format, including all exhibits associated with it. The only costs that we envision at this time are long distance (if applicable)

telephone call costs, all of which our sole officer and director has agreed to advance. There will therefore be little out-of-pocket costs associated with this work sequence. We do NOT believe that the cost associated with carrying out this work sequence or milestone is significant.

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

Work Sequence or Milestone No. 3.

To keep abreast of ongoing EPA and Utah Department of Oil, Gas & Mining (DOGM) response activities in the District. This is something we can accomplish in the ordinary course of our business and if nothing else, by monitoring DOGM's website. There is no particular cost associated with this work sequence. This is not to ignore that since the Eureka, Utah, area was designated as a Superfund Site by the EPA in July 2002, our lessor is on their mailing list and receives notice from the EPA with regard to important environmental events or issues relating to the North Beck Claims. Our lessor has not received any notices in a long time from the EPA. We also intend to rely on our consulting geologist to some degree with regard to this work sequence in that he is in a better position than we are to become aware of environmental concerns and issues pertaining to the District. This is because our consulting geologist also does exploration permitting for clients and therefore, he and his company are in a position to know and be aware of any significant changes in EPA or DOGM rules or regulations or other response activities in the District.

What We Have Done to Pursue and Complete Phase Two.

In late 2006, our president participated in a tour of certain other mining claims located in nearby Mammoth, Utah, about 3 miles away from The North Beck Claims. This tour occurred with a project manager of a large U.S. mining company whose stock is listed on the New York Stock Exchange. This individual lacked the time that day to tour our specific mineral claims (even though we did drive by them) but did at that time indicate that he would like to return to Eureka for such purpose, probably with additional associates. This individual did request a copy of our geology report, which we provided him in electronic disk format later on. We have since confirmed that he received it. We believe and have since learned that mining companies who might be interested in our properties will likely be interested in tying up surrounding properties in the overall area. This means that getting involved in a drilling   exploration program on our claims is an expensive undertaking, as it involves substantial legal and landman costs of researching and then tying up surrounding properties in addition to that of drilling the property itself.

During January of our first quarter of last year, 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner.  We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During the end of 2007, we learned, however, that this company has, for now, abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we are told that, among other reasons, the company was unable to get adequate assurances from the EPA that they wouldn’t be liable for past contamination caused by another operator if they were to do exploratory work or engage in mining operations, particularly in the Mammoth area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion. Unfortunately, we are not privy to all the reasons or details.  This latter reality, that is, the inability to tie up a lot of ground, may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  That is to say, if the reason that this particular mining company lost interest in the District is because it felt that it couldn’t work with the EPA and/or other land owners, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

Not long ago and based on the referral of another local mining exploration company like ours, we emailed a principal of a large U.S. mining company located in Coeur d’Alene, Idaho, about our company and our property’s potential.  We offered to follow up by further providing a copy of our geology report on electronic disk.  According to our own email information, these emails were deleted without even being read. We were subsequently told by the same local mining exploration company that had initially told us to contact them, that this particular company actually had no interest in the Tintic Mining District after all.  This explains why our emails were deleted or ignored.

As indicated above, over the last year and a half and now, we have not conducted any additional property tours with any mining company prospects.

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007, we have had serious difficulty attracting interest in our mining claims.  We have come to believe that this is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

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

Anticipated Sources of Funding If We Are Unable to Attract a Joint Venture Mineral Exploration Partner.

As stated elsewhere herein, our anticipated sources of funding are through a prospective joint venture mineral exploration partner(s). We have no other sources of funding at this time to undertake and implement our mineral exploration program or plan, which, if carried out in full and to completion as detailed below, is anticipated or projected to cost over $900,000. In the event that we are unable to attract and enter into a business relationship with a joint venture mining partner to explore our claims, we do not, at this time, know what we would do to obtain alternative funding, if any. We may explore the possibility of some type of debt financing; however, we have not made any definitive determination in this regard at this time. Current stock market conditions make the possibility of raising money in any fashion at this time remote.  We may simply be required to pursue other business opportunities, the form of which we cannot at this time predict.  We do not anticipate any type of public stock offering or other equity offering in the event that we cannot attract a joint venture mining partner because we believe that going through the registration statement process once again with the Commission would be too expensive and take too much time and we do not, at this time, know of any particular persons or entities who might be interested in investing with us in such event.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

VALLEY HIGH MINING COMPANY

 (Issuer)

Date:	July 29, 2008	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 29, 2008	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)