Form 10-Q
period 2008-09-30
Valley High Mining CO
filed 2008-10-29
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2008

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 1, 2008
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Nine Months Ended

September  30, 2008

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

                                                                                                                                                    PAGE

—

Unaudited Condensed Balance Sheets, September 30, 2008

and December 31, 2007                                                                                                    1

—

Unaudited Condensed Statements of Operations, for the three

and nine months ended September 30, 2008 and 2007

and  for the period from re-entering of exploration stage on

April 19, 2004 through September 30, 2008                                                                 2

—

Unaudited Condensed Statements of Cash Flows,  for the

nine months ended September 30, 2008 and 2007 and for the

period from re-entering of exploration stage on April 19, 2004

through September 30, 2008                                                                                          3

—

Notes to Unaudited Condensed Financial Statements                                         4 - 7

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	$36	$112
Total Current Assets	36	112
	$36	$112

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$-	$-
Related party advances	55,817	47,017
Total Current Liabilities	55,817	47,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at September 30, 2008 and December 31, 2007	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the Exploration stage	(55,781)	(46,905)
Total Stockholders' Equity (Deficit)	(55,781)	(46,905)
	$36	$112

The Balance Sheet at December 31, 2007 was taken from the Audited Financial Statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through September 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$-
EXPENSES:
General and administrative	2,147	2,087	8,876	9,414	55,781
LOSS FROM OPERATIONS	(2,147)	(2,087)	(8,876)	(9,414)	(55,781)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$(2,147)	$(2,087)	$(8,876)	$(9,414)	$(55,781)
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,				From the Re-entering Of Exploration Stage on April 19, 2004 through September 30,
	2008		2007		2008
Cash Flows From Operating Activities:
Net loss	$(8,876)		$(9,414)		$(55,781)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts payable	-		-		-
Net Cash Provided (Used) by Operating Activities	(8,876)		(9,414)		(55,781)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-		-		-

Cash Flows from Financing Activities:
Proceeds from related party advances	8,800		9,500		55,817
Net Cash Provided by Financing Activities	8,800		9,500		55,817
Net increase (Decrease) in Cash	(76)		86		36
Cash at Beginning of Period	112		37		-
Cash at End of Period	$36		$123		$36

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$	$-	$	$-
Income taxes	$-	$	$-	$	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the nine months ended September 30, 2008:

            None

      For the nine months ended September 30, 2007:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both September 30, 2008 and September 30, 2007, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended September 30, 2008 and December 31, 2007, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At September 30, 2008 and December 31, 2007, respectively, the Company owed the shareholder $55,817 and $47,017.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Loss from operations available to common Shareholders (Numerator)	$(2,147)	$(2,087)	$(8,876)	$(9,414)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Valley High Mining Company ("Valley High," "Company," "we" or "us") is a start-up, exploration stage mining company that has not yet generated or realized any revenues from its business operations. As a precious metals mineral exploration company, it has been our intent and objective to obtain a partner or joint venturer with the funding and mining expertise necessary to explore our leased mineral claims located in the Tintic Mining District of Juab County, Utah, directly west of the town of Eureka, Utah (hereinafter "The North Beck Claims" or "mineral claims") for their silver, gold, lead and zinc potential. These mineral claims contain several mines or mining shafts, two of which are relatively deep or extensive. One, called the Sacramento Mine, was dug prior to 1898 and it is 1,000 ft. deep. The other, called the North Beck Mine, is 1,600 ft. deep and was dug between 1917 and 1922. There are several other mines, shafts, holes or "prospecting pits" on our mineral claim property that vary from 50 feet deep to 500 ft. deep.

Our stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol VHMC.OB.

Having completed Phase One of our business plan and Plan of Operation over 2½ years ago, we have since been pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims with an affiliated party and the filing of our initial registration statement with the Securities and Exchange Commission on Form 10-SB in March 2005, over 3½ years ago, we had been dormant and inactive for over 15 years.

For further information concerning the progress we have made towards fulfilling our overall business plan and plan of operation, reference is made to our Plan of Operation discussed in detail below. Reference is also made to our last Annual Report on Form 10-KSB filed in March 2008.

Selected Financial Data.

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above.  All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner.  See Phase Two of our Plan of Operation discussed below.  Since we filed our initial registration statement with the Commission in March 2005, over 3½ years ago and having contacted several large and medium-sized mining companies in all that time, we have not been successful in generating much interest in our mineral claims.  Given that the price of silver, for example, has dropped from a high of nearly $21 per ounce earlier in the year down to a recent price below $10 per ounce, or a drop by over half, we can only assume that weakened silver prices in particular and weakened precious metals prices in general has contributed, and will continue to contribute, to the on-going lack of interest in our claims and the Tintic Mining District as a whole.

During our third quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $2,000 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on September 30, 2008, was $36. Since the end of our third quarter, our president has advanced us an additional $1,600 to pay outstanding auditor fees.  As of the date of this report, the cash in our checking account is $36. At the current time, we have no outstanding bills or payables that we are aware of.

Liquidity and Capital Requirements.

As of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As stated above, we currently have approximately $36 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for at least the next 12 months, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot be completed in its present form based on current regulatory, economic and other conditions in the Tintic Mining District. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a lot of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture partner to satisfy itself that the EPA will not require it to unduly or unfairly undertake clean up activities for past contamination as a result of new or planned exploratory activity, the overall economy, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. At this point, it is starting to look doubtful.  Further, we are unable to guarantee that, beyond the next 12 months, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

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

Phase Three cannot be commenced until Phase Two is complete, that is, until we have located and contracted in some fashion with a joint venture mining partner willing to finance the exploration of our mineral claims. Phase Three contains actual drilling targets, projected timelines involved, and the projected or estimated costs thereof. We can give no assurance that the projected or estimated costs of our drilling exploration program would be the ultimate cost of this project. These are merely good faith estimates based on the best knowledge available to us at the time we prepared such cost estimates.  Such estimates do not currently take into consideration increased costs or inflation that have occurred since March 2006.

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

PHASE TWO

Having long ago completed Phase One of our business plan and Plan of Operation, we have since focused on the following three (3) additional work sequences or milestones in order to carry out and complete Phase Two.

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

In mid-September, during the end of the quarter, we learned that a major internationally diversified mining company headquartered in the United Kingdom known as Anglo American PLC, purchased some mining claim interests in the Tintic Mining District from Chief Consolidated Mining Co., a former operator in the district.  The news reports are skimpy but it appears that the company seeks to explore, and if justified, to then develop a porphyry copper-gold-molybdenum target located at the northern end of the District towards Provo, Utah, not Eureka, where our claims our located.  Our claims, by contrast, are considered to be comprised of mostly silver, lead and iron, if anything, not copper, gold or molybdenum.  Upon learning this news, we endeavored to contact Anglo American to see if they would be interested in our claims and, in particular, in getting a copy of our geology report, but, to date, we have heard nothing back.

As we disclosed in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 and in our quarterly reports since, we have had serious difficulty attracting interest in our mining claims.  We have come to believe that this is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

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

Finally, given that silver has recently dropped in price from above $20 per ounce to below $10 per ounce, not to mention the serious economic problems our country now faces, we do not believe that these factors bode well for the likelihood of our completing Phase Two of our Plan of Operation at any time soon.  We say this regardless of whether a large international mining company now has a new and limited presence in the District.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

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

VALLEY HIGH MINING COMPANY

 (Issuer)

Date:	October 29, 2008	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	October 29, 2008	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)