Form 10-K
period 2008-12-31
Valley High Mining CO
filed 2009-02-17
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission File Number: 000-51232

VALLEY HIGH MINING COMPANY

 (Exact name of registrant as specified in its charter)

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

 (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [  ]   No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on December 31, 2008, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable. This is because while the Company does have an OTCBB symbol, namely, VHMC.OB, there has been limited trading activity in the Company's stock since it received its symbol in 2006. Given that the last trade in the Company's securities occurred on October 7, 2008 and involved a few thousand shares at 22 cents per share, the Company does not believe that the market for the Company's securities could absorb or withstand a several thousand share sell order and therefore, the Company believes it is reasonable and conservative to arbitrarily value the shares held by non-affiliates at one mill ($0.001) per share. This is not to ignore that no common equity stock was sold by the Company during the fiscal year, or even the prior fiscal year, from which an alternative computation could be made under the above formula.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of the date of this document, the Issuer had 5,281,346 common capital shares issued and outstanding of which 5,000,000 are "restricted."

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of Part IV below.

PART I

NOTICE AND DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. Because we are a Smaller Reporting Company, however, the new and modified Form 10-K does not require us to list risk factors in this annual report.  Reference is made to Item 1A below titled “Risk Factors.”

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

TABLE OF CONTENTS

PART I

4

ITEM 1. BUSINESS.

4

ITEM 2. PROPERTY.

12

ITEM 3. LEGAL PROCEEDINGS.

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

15

PART II

16

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.                                                                                                    16

ITEM 6.  SELECTED FINANCIAL DATA.

17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.                                                                                                                                        18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                                        40

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

40

ITEM 9B. OTHER INFORMATION.

40

PART III

41

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .                                                                                                                  41

ITEM 11. EXECUTIVE COMPENSATION.

42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                                                                     43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.                                                                                                                                         44

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

45

PART IV

46

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

46

SIGNATURES

46

 PART I

ITEM 1. BUSINESS.

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

Agreement With Our Sole Officer and Director to Advance Certain Necessary Funds.

Our sole officer, director and majority stockholder, Mr. John Michael Coombs, directly or through North Beck Joint Venture, LLC, our lessor and an entity that he controls, has agreed to advance us the funds necessary to remain current in our "reporting" obligations with the Commission. This agreement is oral. The oral agreement or commitment of Mr. Coombs, which we consider to be a legal obligation, does NOT provide for the payment of interest to Mr. Coombs for his advances to us and that's why the money so provided is, and has been, described or characterized as "advances" as opposed to "loans." Though this agreement does not presently require or contemplate the payment of any interest to Mr. Coombs for his advances, in the event that we were to become profitable, an event that, at this stage, appears highly unlikely at this time, we would, in such event, consider giving or paying Mr. Coombs back-interest of some kind. Because this is a speculative possibility, there is nothing further we can say in this regard; however, under no circumstances do we believe that we would agree to pay Mr. Coombs any back-interest on his advances in the event that doing so would materially affect us or our liquidity. As of now, the money so advanced will NOT be deemed a contribution to capital, though there is a remote possibility that that designation will change if the parties so desire it and it is advisable or suitable to do so from an accounting or other business perspective. At such time as Mr. Coombs can be repaid, if he ever can be repaid, he or North Beck Joint Venture will be repaid their out-of-pocket advances and costs.

History and Background of the Company.

Valley High Mining Company ("Valley High") was incorporated in the State of Utah on November 14, 1979, approximately 29 years ago, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business.  In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, Valley High, on February 19, 1980, undertook a public offering of its common stock pursuant to the Regulation A exemption from registration afforded under the General Rules and Regulations of the Securities and Exchange Commission ("Commission") in which it offered and sold a total of 25 million common capital shares at a price of two (2) cents per share. Pursuant to this offering, the Company raised $500,000 from over 1,000 persons. As stated in its offering circular, "[i]t is the present intention of management to expend the proceeds of this offering in the acquisition and exploration of natural resource properties. The types of properties which are expected to be acquired and the order of priority are as follows: (1) oil and gas, (2) uranium, (3) coal, (4) geothermal, and (5) other mineral (metallic and nonmetallic) properties."

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

On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"). See Exhibit 10.1 attached to this document, a copy of said Mining Lease Agreement. Entering into this lease agreement was NOT an arm's length transaction because the immediate family of Mr. Coombs, our president and chairman of the board, owns and controls these mineral claims so leased to us. See Item 13 of Part III below titled "Certain Relationships and Related Transactions, and Director Independence." The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past.

Pursuant to the aforementioned mining lease agreement with North Beck Joint Venture, LLC, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. See Item 2 below titled " Property." Fairly extensive, though somewhat antiquated, knowledge exists regarding the North Beck Claims. This is because, among other reasons, during the late 1950's, the North Beck Claims were part of the so- called "Jenny Lind Project," a project that involved extensive exploration and development in an area known as Jenny Lind Canyon by The Bear Creek Mining Company.

Immediately upon consummation of the merger/change of domicile transaction, North Beck was issued, as mining lease consideration, a total of 5,000,000 "restricted" shares in the surviving Nevada corporation, a stock issuance that made North Beck Joint Venture our largest shareholder. See mining lease attached to this Annual Report as Exhibit 10.1. As repeatedly set forth elsewhere in this document, our president and sole director, John Michael Coombs, both directly and indirectly controls North Beck, the owner of the North Beck Claims. See Item 13 of Part III below titled "Certain Relationships and Related Transactions, and Director Independence."

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

Current Status of the Company.

We are considered or classified as a mineral exploration company. Our goal is to seek out and enter into a suitable joint venture, partnership or other business arrangement whereby the necessary funding and expertise will be provided to explore the North Beck Claims for their silver, lead, zinc and gold mineral potential, claims that we have acquired for this purpose. Because we currently lack the funding and other financial strength necessary to commence an exploration program, our first objective is to follow those Phases and concomitant designated work sequences set forth below in our Plan of Operation. For information regarding our business plans and intentions, reference is made to Item 7 of Part II below titled "Management's Discussion and Analysis or Plan of Operation and Results of Operations."

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

Currently, our only director is Mr. John Michael Coombs of Salt Lake City, Utah. Mr. Coombs serves as our president, secretary/treasurer, CEO, CFO and chairman of the board, all of which is permissible under Nevada law. Mr. Coombs is also our largest stockholder, having indirect control of North Beck's 2,600,000 "restricted" shares and also direct control of what was formerly North Beck's additional 2,400,000 "restricted" shares or a total of 5 million shares. These shares together represent nearly 95% of our currently issued and outstanding shares. See Item 12 of this Part III below titled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." See also the Form 4's filed on Edgar by both Mr. Coombs and North Beck in December 2006, the ownership interests of which have NOT changed.

During our 2008 fiscal year, we continued to have serious difficulty attracting any interest whatsoever in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims appears to be a significant expense and cost that a prospective joint venture mining partner is not willing to assume.

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

We also believe that the economic downturn and current recession which began at the very end of 2007 and which has gotten worse during the latter part of 2008 and early 2009, has had a serious negative impact on our ability to attract a joint venture mining partner of some kind.  Such inauspicious economic conditions have also had a negative impact on the entire mining industry as a whole, not to mention other industries.  This is evidenced by the current prices of major mining companies’ stocks.  To be sure, precious metals prices have dropped considerably since they reached a peak earlier in 2008.  This situation makes us highly doubtful at the present time as to whether or not we will be able to carry out or current business plan in the near future.   As we have previously disclosed in our Edgar filings, we may have to revise our business plan considerably in the very near future and otherwise take the Company in another direction, the form of which we cannot predict at this time.

For more information on the current state of our Company’s business and affairs, reference is made to ITEM 7 below titled “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.”

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

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the mining industry as a whole. As set forth in Item 1A above titled “Risk Factors,” in the event that we undertake exploration of the North Beck Claims, we could incur significant and substantial costs and liabilities.

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

Smaller Reporting Company Designation/Sarbanes-Oxley Act/ ’34 Act Reporting Requirements.

We are defined under Commission rules and regulations as a "Small Business Issuer." This is an issuer that has revenues of less than $25 million, is a U.S. or Canadian issuer and is not an investment company. We are also subject to the Sarbanes-Oxley Act of 2002. This Act was enacted to curb auditor abuses and strengthen auditor independence. It also institutes certain steps to make senior members of management more directly responsible for the content and accuracy of a company's financial reporting and for the quality of financial disclosures made by public companies.  It also establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight; management assessment of internal controls; auditor attestation as to management’s conclusions about internal controls (anticipated to commence by December 31, 2009); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions.  Compliance with the requirements of the Sarbanes-Oxley Act will increase, and has substantially increased, our legal and accounting costs and fees.

As a “smaller reporting company,” we are relieved of some of the informational obligations otherwise required under Regulation S-K, including some of the disclosure otherwise required under Form 10-K.

Because our securities are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, we are required to comply with "the proxy rules" as set forth in Regulation 14A. For example, if we call a special or annual meeting of our stockholders, we are required by law to provide our stockholders with the information set forth in Schedules 14A or 14C of Regulation 14. Preliminary versions of this information must be filed with the Commission at least 10 days prior to the date that final or definitive copies of these materials are forwarded on to our stockholders.

As a reporting company, we are required to regularly file, with the Commission, annual reports on Form 10-K and quarterly reports on Form 10-Q. In the event certain material events occur, the law requires us to timely report any such events on a Form 8-K.

Competition.

To the extent that we seek to explore the North Beck Claims, we have no competition that we know of other than from those major mineral producers with greater capital and possibly better mineral claims, mineral claims that may have already been explored or even developed. One such major competitor had been Chief Consolidated Mining Company ("Chief"), a company that at one time operated the Trixie Mine in the Tintic Mining District and which has had a major presence in the area for several years. In about 2003, Chief ceased its principal mining operations in the Tintic Mining District as a result of being assessed several millions of dollars in clean-up costs by the EPA. Though Chief has had a large presence in the Tintic Mining District over the years, our understanding is that it is under new management. We are not aware of its current intentions in the area, if any.  Having said this, we have learned that sometime in the fall of 2008, Chief entered into a joint venture of some kind with a large mining company called Anglo-American.  We believe this joint venture involves properties owned by Chief near the Trixie Mine, an area that one comes across before one enters the town of Eureka from the east.  This is an area that is not near our claims and there is no geological similarity to our understanding.

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

Costs and Effects of Compliance with Environmental Laws.

At the current time, none; not applicable.  In the absence of undertaking any mineral exploration activity on our mineral claims--something we have NOT as yet done--we are not subject to any environmental laws, rules or regulations that would have an adverse material effect or impact on us, our current business operations, our financial condition or which might otherwise result in a material compliance cost.  This does not mean that if we engaged in an exploration plan or program of some kind on our claims that we would not be subject to substantial EPA and Utah environmental rules and regulations.  In this regard, reference is made to the subheading above titled "Government Regulation."

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

ITEM 1A.  RISK FACTORS.

This item is not applicable to smaller reporting companies.  Having said this, we have, in the past, listed numerous risk factors in previous Form 10-KSB filings and in our Form 10-SB/A’s on file on Edgar.  Persons interested in this item should refer to those documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None; not applicable.

ITEM 2. PROPERTY.

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

A spur line of the Union Pacific Railroad lies directly across the street from the North Beck Claims. Approximately, three or four years ago, the EPA obtained permission from us to re-pave or re-surface the frontage road on the mineral claims and we gave them such permission. We are not certain whether they have completed this task. We believe that this makes, or will make, the mineral claims somewhat more accessible. There is currently no minerals extraction equipment on our mineral claims. Nor are there any other mining-related infrastructure facilities. While there were at one time head frames situated above the actual mining shafts of the Sacramento and North Beck Mines, these head frames are essentially non-existent today and would have to be substantially re-built to be of any use. Finally, there are no direct sources of power that can be utilized at or on the mineral claims even though the claims do actually border the city limits of Eureka. We have not investigated and do not know if our proximity to the town of Eureka would make it easier or less expensive to bring power to the mineral claims. We do not believe it would make a difference, considering that bringing power to the claims for exploratory purposes would likely be only temporary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year ended December 31, 2008.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Since 2006, our common shares have been quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA) under the symbol VHMC.OB. The following table sets forth the trading activity in our stock over the last two fiscal years as reported by the OTC Bulletin Board, and represents prices between dealers that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions at the indicated prices:

VHMC - VALLEY HIGH MINING								Year Ending December 2007
	BID			ASK				PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/29/2007	0.25	0.2	0.2	0.51	0.3	0.51	0.3	0.20	0.2	15,820
09/28/2007	0.25	0.21	0.21	0.32	0.3	0.3	0.25	0.21	0.21	3,480
06/29/2007	0.25	0.26	0.26	0.55	0.32	0.32	0.32	0.32	0.32	2,000
03/30/2007	0.26	0.25	0.26	0.55	0.4	0.55	--	--	--	0

VHMC - VALLEY HIGH MINING								Year Ending December 2008
	BID				ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/31/2008	0.22	0.22	0	0.51	0.51	0	0.22	0.22	0.22	4,000
09/30/2008	0.22	0.22	0	0.51	0.51	0	-	-	-	0
06/30/2008	0.22	0.20	0	0.51	0.51	0	-	-	-	0
03/31/2008	0.21	0.20	0	0.51	0.51	0	0.21	0.20	0.21	1,123

Currently, there are 5,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for over 20 years. As to the additional 5,000,000 "restricted" shares currently issued and outstanding, these shares were issued in 2004 to North Beck Joint Venture, LLC, pursuant to the Section 4(2) exemption from registration and in consideration for the execution of that certain mining lease acquisition agreement attached to this document as Exhibit 10.1. These 5,000,000 "restricted" shares represent approximately 94.7% of our total number of issued and outstanding shares and are held by insiders and affiliates. As to the shares issued to North Beck Joint Venture, LLC, such shares are subject to an Investment Letter and none of such shares are eligible for transfer or resale in the absence of an effective registration statement covering such shares, or an available exemption, all as contemplated in Item 201(a)(2) of Regulation S-B. At the same time, in December 2006, 2,400,000 of these 5 million shares were conveyed by North Beck to Mr. Coombs directly and personally as an inter-family transfer or disposition for tax and estate planning purposes. A "restrictive" legend remains on the 2,400,000 shares acquired by Mr. Coombs. Similarly, Mr. Coombs may not transfer or sell these 2,400,000 "restricted" shares in the absence of an effective registration statement covering such shares, or an available exemption.

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

There are no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock, nor have there ever been any such plans, proposals, arrangements or understandings.

Holders.

According to our stock transfer agent, Standard Registrar & Transfer in Draper, Utah, as of the date of this Annual Report, there were 1,139 holders of record of our common capital stock.

Description of Our Securities.

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2008. No new shares were issued by the Company in either 2007 or 2008.

We have no preferred shares issued or authorized.

Voting Rights.

Stockholders are entitled to one (1) vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

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

Purchases of Equity Securities by Us and Affiliated Purchasers.

None; not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Responding to this item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

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

During 2006, we obtained, through the National Association of Securities Dealers, Inc., an Over-the-Counter Bulletin Board (OTCBB) symbol. That symbol is VHMC.OB.

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

At February end 2006, nearly three years ago, we took principals of a Canadian mining company located in Vancouver on a physical tour of our properties. We also provided them with a copy of our geology report.

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

Liquidity and Capital Requirements.

At of the date of this Annual Report on Form 10-K, we lack the necessary capital to implement a full-fledged mineral exploration program. We currently have nominal cash in our checking account. Be this as it may, the amount of cash in our checking account at any given time is largely meaningless in that Mr. Coombs advances us money when necessary to pay our debts and expenses. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for as long as the next 12 months in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within 1 year from now or less, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot practically be completed.  In this regard, the current state of our economy and its effect or impact on the mining industry, among other industries, leads us to believe at the current time that the likelihood of our completing our business plan is highly doubtful.

Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead and gold over the next several months or year, the cost of mining exploration at that time, the ability of a joint venture partner to sign up other, adjoining property owners, and possibly, interest rates, not to mention the overall state of the economy.  These are factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. Further, we are unable to guarantee that at the expiration of a year from now or less, that individual members of management will continue to advance us sufficient money to make us continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year. On the other hand, it is also conceivable that we can complete our business plan in less than1 year or, we might learn that it cannot be completed within that time frame. If management does not desire to loan or advance sufficient funds to continue beyond the next  year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

During our 2008 fiscal year, we had serious difficulty attracting any interest in our mining claims.  We believe that this has been due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner is would not be willing to assume.

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

Finally, it is undisputed that 2008 has not been a good year for the United States economy, not to mention the international mining industry, and this fact has made it exceptionally difficult to attract or generate any interest in us and our mineral properties.

Contingency Planning.

We have few assets and limited capital, with no operations and no current sources of income.

It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will be provided by officers and directors for as long as the next year. However, unless we are able to enter into a partnership or joint venture relationship with an experienced entity willing to finance our intended exploration, we will likely not be able to achieve our operational goals. In such event, management will be forced to look at other business opportunities.

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

What We Have Done During the Year to Pursue and Complete Phase Two.

During 2008, we attempted to contact additional major mining companies in the United States to provide them with information about our mining claim properties but none was interested.  In particular, and through an individual contact we had in the mining industry, we contacted a large mining company with extensive operations in Idaho.  Unfortunately, it too was not interested in either seeing or receiving a copy of our geology report.

As we have stated elsewhere herein, the unfortunate downturn in the economy during 2008 has, according to most mining industry news reports and sources, seriously strapped most major mining companies.  For this and perhaps additional reasons unknown to us, no large or major mining companies that we know of, during 2008, were interested in our claims or the Tintic Mining District.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

FINANCIAL STATEMENTS

For the year ended

DECEMBER 31, 2008

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	30
Balance Sheets, December 31, 2008 and 2007	31
Statements of Operations, for the years ended December 31, 2008 and 2007 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2008	32
Statement of Stockholders' Equity (Deficit), for the period from re-entering of exploration Stage on April 19, 2004 through December 31, 2008	33
Statements of Cash Flows, for the years ended December 31, 2008 and 2007 and for the period from re-entering of exploration stage on April 19, 2004 through December 31, 2008	34
Notes to Financial Statements	35 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Valley High Mining Company

Salt Lake City, Utah

We have audited the accompanying balance sheets of Valley High Mining Company [an exploration stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the exploration stage on April 19, 2004 through December 31, 2008. Valley High Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the exploration stage on April 19, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Valley High Mining Company will continue as a going concern. As discussed in Note 4 to the financial statements, Valley High Mining Company has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler &Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

February 17, 2009

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

BALANCE SHEETS

ASSETS

	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$16	$112
Total Current Assets	16	112
	$16	$112

LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$-
Related party advances	57,867	47,017
Total Current Liabilities	57,867	47,017

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares Authorized, 5,281,346 shares issued and outstanding	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(57,851)	(46,905)
Total Stockholders' Equity (Deficit)	(57,851)	(46,905)
	$16	$112

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through December 31
	2008	2007	2008
REVENUE	$-	$-	$-
EXPENSES:
General and administrative	10,946	11,425	57,851
LOSS FROM OPERATIONS	(10,946)	(11,425)	(57,851)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
NET LOSS	$(10,946)	$(11,425)	$(57,851)
LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM RE-ENTERING OF EXPLORATION

STAGE ON APRIL 19, 2004 THROUGH DECEMBER 31, 2008

	Common Stock		Capital in Excess of	Retained	Deficit Accumulated During the Exploration
	Shares	Amount	Par Value	(Deficit)	Stage
BALANCE, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-

Rounding shares issued	33	-	-	-	-

Net loss for the period ended December 31, 2004	-	-	-	-	(4,339)

BALANCE, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)

Net loss for the period ended December 31, 2005	-	-	-	-	(17,295)

BALANCE, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)

Net loss for the period ended December 31, 2006	-	-	-	-	(13,846)

BALANCE, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)

Net loss for the period ended December 31, 2007	-	-	-	-	(11,425)

BALANCE, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)

Net loss for the period ended December 31, 2008	-	-	-	-	(10,946)

BALANCE, December 31, 2008	5,281,346	$5,281	$746,093	$(751,374)	$(57,851)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(10,946)	$(11,425)	$(57,851)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase in accounts Payable	-	-	-
Net Cash Used by Operating Activities	(10,946)	(11,425)	(57,851)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	-
Proceeds from related party advances	10,850	11,500	57,867
Net Cash Provided by Financing Activities	10,850	11,500	57,867
Net Increase (Decrease) in Cash	(96)	75	16
Cash at Beginning of Period	112	37	-
Cash at End of Period	$16	$112	$16

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the year ended December 31, 2007:

            None

      For the year ended December 31, 2008:

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  As a result of the implementation of interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, ‘Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No 133”, SFAS No 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both December 31, 2008 and December 31, 2007, respectively, the Company had 5,281,346 shares issued and outstanding.

In April 2004, the Company issued 5,000,000 shares of common stock.  The shares were issued for a mining claims lease valued at shareholder carryover basis of $0.

Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split.  The financial statements for all periods presented have been restated to reflect the stock split.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2008, an operating loss carry forward of approximately $57,851, which may be applied against future taxable income and which expires in various years through 2028.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $8,678 and $7,035 as of December 31, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance during the twelve months ended December 31, 2008 is approximately $1,643.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2008 and 2007, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At December 31, 2008 and December 31, 2007, respectively, the Company owed the shareholder $57,867 and $47,017.  The advances bear no interest and are due on demand.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2008	2007
Loss from operations available to common shareholder (numerator)	$(10,946)	$(11,425)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None; not applicable.

ITEM 9A AND 9A(T).  CONTROLS AND PROCEDURES.

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in our reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15)(f) under the Exchange Act).  Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements under accounting principles generally accepted in the United States.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .

Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Name	Age	Position
John Michael Coombs	54	President, Chief Executive Officer, Director (Chairman of the Board), Secretary/Treasurer, and CFO or Chief Financial Officer

The Company does not currently have a vice president or any other officer or director.

JOHN MICHAEL COOMBS, Director and President. Mr. Coombs practices law in the State of Utah with the law firm of MABEY & COOMBS, L.C., a firm formed approximately seven years ago. Prior to that time, Mr. Coombs practiced law as a sole practitioner and office-shared with other lawyers and law firms. During the past six or seven years, Mr. Coombs has, from time to time or on occasion, acted as an arbitrator for the National Association of Securities Dealers, Inc., which is now known as the Financial Industry Regulatory Authority (FINRA). Mr. Coombs has served as an officer and director of Valley High since October 24, 2003. Since becoming an attorney in 1982, Mr. Coombs has specialized in general corporate matters, particularly civil and business litigation. In 1977, Mr. Coombs graduated from Gonzaga University, in Spokane, Washington, with a B.A. degree. In 1981, he graduated from Loyola Law School in downtown Los Angeles, the adjunct law school to Loyola Marymount University located in Westchester, California. Mr. Coombs received an honorable discharge from the United States Marine Corps (USMC) in 1975. He is married with three sons.

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

Between 1995 and February 2000, Mr. Coombs served on the board of directors of a company known as WideBand Corporation, a computer hardware manufacturing company located in Gallatin, Missouri, which trades on the Pink Sheets under the symbol ZWBC.PK and which was formerly known as Vis Viva Corporation. From 1978 through June of 2003, Mr. Coombs also served on the board of a company which at that time was known as Anticline Uranium, Inc., and which later became known as LipidViro Technologies, Inc.  From approximately 2001 until the end of 2007, Mr. Coombs served on the board of directors of a company known as Easy Golf Corporation and which is currently known as China Bio-Immunity Corporation.  Other than a company known as Groen Brothers Aviation, Inc., a company on whose board Mr. Coombs served during the 1980's, Mr. Coombs has never been an officer of or served on the board of directors of any other "publicly held" or "reporting companies" that he can recall.

As disclosed elsewhere herein, Mr. Coombs is the manager and a member of North Beck Joint Venture, LLC, a family limited liability company. Mr. Coombs personally owns one third of North Beck Joint Venture, LLC, through his family living trust. He also personally owns another 28% of another one third of North Beck Joint Venture through another family limited liability company known as Coombs Brothers Investment Co., LLC, which itself owns one third of North Beck Joint Venture, LLC.

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

None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of us.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement. Therefore, as of the date of this Annual Report on Form 10-K, these persons, namely, North Beck Joint Venture, LLC, and Mr. Coombs, have been subject to the requirements of Section 16(a). Valley High has informed these persons of their obligations under Section 16(a) and they are otherwise aware of them. Further, the Company has set up a procedure whereby periodically it will (i) notify these persons or other future directors, officers, affiliates or "control persons" of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons will need to file with the Commission; (iii) request written representations from them that no other filings or disclosures were required or necessary; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

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

Mr. Coombs, our only officer, received no compensation for service as an officer for the year ended December 31, 2008.

Other Key Advisors and Consultants.

We have access to several outside professional firms that can counsel us and provide important advice during our exploration stage. The terms of engagement of these firms will be determined from time to time as their services may be required.  So far, no such persons’ services have been sought.

Remuneration and Compensation of Directors.

Mr. Coombs currently does not receive any compensation, but may receive compensation for his services as determined in the future. This is also true of any officers or directors that join Mr. Coombs and also end up serving on our board. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of the Company.

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End.

None; not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As is also disclosed in footnote (2) of the preceding Item 12 above titled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS" and as further disclosed in Item 10 of this Part titled "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE," Mr. Coombs is the manager and a member of North Beck Joint Venture, LLC, a family limited liability company. Mr. Coombs personally owns one third of North Beck Joint Venture, LLC, through his family living trust. He also owns another 15% of another one third of North Beck Joint Venture through another family limited liability company known as Coombs Brothers Investment Co., LLC, which itself owns one third of North Beck Joint Venture, LLC. As stated in the preceding Item, since December 2006, when Form 4's were filed on Edgar, Mr. Coombs now directly owns 2,400,000 "restricted" shares formerly owned by North Beck Joint Venture; he also indirectly owns the remaining 2,600,000 shares owned and held by North Beck Joint Venture, LLC. These shares together represent 94.7% of our current issued and outstanding shares, all as set forth in the beneficial ownership table above.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by Pritchett Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2008 and 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2008	2007
Audit Fees	$7,830	$6,975
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$7,830	$6,975

Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-QSB, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2008 and 2007 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2008 and 2007 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2008 and 2007.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

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

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY, Issuer

Date:	February 17, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board, President, Chief Executive Officer (CEO) and Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Tresurer