Form 10-Q
period 2009-03-31
Valley High Mining CO
filed 2009-05-12
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]    Accelerated filer [  ]     Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [   ]   No  [   ]

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2009
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Three Months Ended

MARCH 31, 2009

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets, March 31, 2009

4

           and December 31, 2008

—

Unaudited Condensed Statements of Operations, for the

           three months ended March 31, 2009 and 2008 and for the

           period from re-entering of exploration stage on April 19, 2004 through March 31, 2009

5

—

Unaudited Condensed Statements of Cash Flows, for the

           three months ended March 31, 2009 and 2008 and for the

           period from re-entering of exploration stage on April 19, 2004 through March 31, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$157	$16
Total Current Assets	157	16
	$157	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,750	$-
Related party advances	59,142	57,867
Total Current Liabilities	62,892	57,867

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares Authorized, 5,281,346 shares issued and Outstanding	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(62,735)	(57,851)
Total Stockholders' Equity (Deficit)	(62,735)	(57,851)
	$157	$16

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2009	2008	2009
REVENUE	$-	$-	$-
EXPENSES:
General and administrative	4,884	4,718	62,735
LOSS FROM OPERATIONS	(4,884)	(4,718)	(62,735)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
NET LOSS	$(4,884)	$(4,718)	$(62,735)
LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From the Re-entering Of Exploration Stage on April 19, 2004 through March 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(4,884)	$(4,718)	$(62,735)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts Payable	3,750	3,300	3,750
Net Cash Provided (Used) by Operating Activities	(1,134)	(1,418)	(58,985)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	1,275	1,500	59,142
Net Cash Provided by Financing Activities	1,275	1,500	59,142
Net Increase in Cash	141	82	157
Cash at Beginning of Period	16	112	-
Cash at End of Period	$157	$194	$157

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the year ended March 31, 2009:

            None

      For the year ended March 31, 2008:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both March 31, 2009 and December 31, 2008, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended March 31, 2009 and March 31, 2008, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At March 31, 2009 and December 31, 2008, respectively, the Company owed the shareholder $59,142 and $57,867.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Loss from operations available to common shareholder (numerator)	$(4,884)	$(4,718)

Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

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

Mining Lease Agreement - In April 2004 the Company entered into a mining claims lease with North Beck Joint Venture, LLC, which has an initial 5 year term but may be renewed for successive 5 year periods.  Under this leasing agreement, the Company shall perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $15,000 for each successive five-year term. All costs expended for work in excess of $15,000 for any five-year term shall accrue and be applied to the work commitment for the next successive five-year term only. However, the maximum amount that can so accrue for the next succeeding lease term shall be no more than $15,000. If the Company does not perform work in the amount of the entire $15,000 minimum expenditure, the Company shall pay lessor the amount of any such shortage in cash.  The Company also has agreed to pay the Lessor a 3.5% net smelter production royalty on all mineral bearing ores.  As part of the agreement the Company is receiving a $30,000 credit which will apply against the production royalty payments.  Since the first 5 year lease term expired on April 18, 2009, the lessor has renewed the mining lease agreement for a second successive 5 year term effective April 19, 2009.  At the same time, because the Company had not undertaken any work commitment activity on the property during the first 5 year term, the lessor waived, for the time being, the Company’s obligation to make up the $15,000 shortage in cash.  The second 5 year lease term expires on April 18, 2014.

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

Having completed Phase One of our business plan and Plan of Operation over 3 years ago, we have since been pursuing Phase Two. This is the phase in which we are attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims with an affiliated party and the filing of our initial registration statement with the Securities and Exchange Commission on Form 10-SB in March 2005, over 4 years ago, we had been dormant and inactive for over 15 years.

For further information concerning the progress we have made towards fulfilling our overall business plan and Plan of Operation, reference is made to our Plan of Operation discussed in detail below. Reference is also made to our last Annual Report for our fiscal year ended December 31, 2008, on Form 10-K filed in March 2009.  Regardless, however, of the progress we have made in this regard, the current state of the economy, among other things, makes the prospect of our completing Phases Two and Three of our business plan and Plan of Operation detailed below look bleak.  This is because, due to the current uncertain state of the economy, large potential joint venture mining companies seem to lack, at this time, the investment capital and other resources necessary to take on risky ventures.  As a result, we will likely be forced in the near future to take the Company in another direction, the form of which we cannot predict at this time.

Selected Financial Data.

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above.  All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, locating a joint venture mineral exploration partner.  See Phase Two of our Plan of Operation discussed below.  Since we filed our initial registration statement with the Commission in March 2005, over 4 years ago and having contacted several large and medium-sized mining companies in all that time, we have not been successful in generating much interest in our mineral claims.  Given that the price of silver, for example, has dropped from a high of nearly $21 per ounce in early 2008 down to a recent price of about $12 per ounce, or a drop by nearly half, we can only assume that weakened silver prices in particular and weakened precious metals prices in general has contributed, and will continue to contribute, to the on-going lack of interest in our claims and the Tintic Mining District as a whole.

During our first quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $1,250 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on March 31, 2009, was $157. Since the end of our first quarter, our president has not yet advanced us an additional $3,750 to pay outstanding auditor fees.  As of the date of this report, the cash in our checking account is $157. At the current time, we have no outstanding bills or payables that we are aware of.

Liquidity and Capital Requirements.

As of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As stated above, we currently have approximately $157 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

We will be able to satisfy our cash requirements for at least the next 12 months, in that our sole officer and director has committed himself to advancing what funds are necessary to satisfy our cash requirements and keep us current in our 1934 Exchange Act reporting obligations. We believe that this time period is consistent with the disclosure in our Plan of Operation described below in that we believe that within the next year, we should be able to complete our business plan. If not, we will know by then what it will take to complete it or, we will know that it cannot be completed in its present form based on current regulatory, economic and other conditions in the Tintic Mining District. Management believes that the ability to locate and "sign up" a joint venture partner or mining company partner of some kind may be difficult depending upon a variety of factors such as the price of silver, lead, zinc and gold over the next year, the cost of mining exploration at that time, the ability of a joint venture partner to tie up a large block of ground in the Tintic Mining District, the absence of future EPA clean up plans in the District, the ability of a joint venture partner to satisfy itself that the EPA will not require it to unduly or unfairly undertake clean up of past contamination activities caused or created by others as a result of new or planned exploratory activity, the overall economy, and possibly, interest rates, factors and circumstances that are beyond our control and which cannot be predicted with any certainty. We currently have no specific sources of financing, including bank, private lending sources, or equity capital sources. We also cannot assure anyone that we will be able to develop any joint venture partner sources in the future. At this point, it is starting to look doubtful.  Further, we are unable to guarantee that, beyond the next 12 months, that individual members of management will continue to advance us sufficient money to allow us to continue in our reporting obligations. We do not mean to imply, however, that individual members of management will NOT continue to advance us funds beyond the next year, particularly if there is likelihood that we will be able to complete our business plan if we continue beyond the next year. On the other hand, it is also conceivable that we can complete Phase Two of our business plan in less than a year or, we might learn that it cannot be completed within that time frame or longer. If management does not desire to loan or advance sufficient funds to continue beyond the next year for the simple reason that the prospects of our business plan look bleak, we may be required to look at other business opportunities, the form of which we cannot predict at this time as to do so would be highly speculative on our part.

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. As of the date of this report, and having spoken with several mining companies over the last 4 years, we have found no company or entity that has communicated an interest in joint venturing with us. See discussion under Phase Two below. Accordingly, given this amount of time with no success in this regard, no assurance can be given that we can or will enter into a joint venture or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our proposed drilling exploration plan or program.

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

PLAN OF OPERATION

We are an exploration stage [mining] company. An exploration stage company is one engaged in the search for mineral deposits or mineralized material (reserves) which are not in either the development or production stage. Mineralized material is defined as a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. We currently have the right to explore the North Beck Claims, a contiguous group of over 45 separate patented mining claims which together comprise slightly over 470 acres of ground located just west of the town of Eureka, in Juab County, Utah. These mineral claims contain several mining shafts or mines, four of which are known as the Sacramento, the North Beck, the Black Warrior and West Cable Mines. According to the director of the Utah Abandoned Mine Reclamation Program with whom we have communicated, there appear to be as many as 24 holes, mines, shafts or "prospecting pits" on our mineral claims. They range in depth from between 50 feet deep to 1,600 feet deep. Nearly all of the deeper holes, mines or shafts on our mineral claims, and for the sake of public safety, have essentially been covered over by the Utah Abandoned Mine Reclamation Program with the exception of a 100 ft. shaft on our Peru Claim which the Utah Abandoned Mine Reclamation Program has yet to cover over.  During the quarter, however, our lessor signed a written authorization allowing the Utah Abandoned Mine Reclamation Program to enter onto our property this spring or summer and cover the open shaft or hole on our Peru Claim, something the State of Utah had wanted to do but had been unable to carry out until now.

Having long ago obtained a final geology report from our consulting geologist, our overall business methodology and plans have been to (1) contact prospective joint venturer mining companies and other prospective partners to finance and carry out the planned or proposed exploration program that we have now developed or devised, and (2) upon accomplishing that milestone, commence carrying out our mineral exploration program as disclosed in detail below. We characterize these two coordinated, phased efforts as Phases Two and Three, respectively, of our overall business plan and plan of operation. The following is a summary of these Phases. Phase One was completed in that during March 2006, we obtained a final geology report from our consulting geologist, Mr. O. Jay Gatten, a report that contains the proposed drilling exploration program summarized below.

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

In Phase Two, we are in the process of distributing our mineral/geology report to interested parties, conducting mineral claim tours, and otherwise actively seeking out and investigating potential partnerships, joint venture and other funding arrangements with various known and unknown mining companies with the intention of getting such entities to provide the funding and expertise necessary to implement a serious and bona fide drilling exploration program on the North Beck Mining Claims. What we have recently accomplished, or tried to accomplish, in this regard is set forth in our discussion of Phase Two below and also, more comprehensively, in the Phase Two discussion contained in our last Annual Report on Form 10-K.

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

Work Sequence or Milestone No. 1.

To contact as many mining companies as possible that we can target and whom we believe might be interested in partnering or joint venturing with us to engage in an exploratory drilling program on the North Beck Claims. Our efforts to achieve this are something we have detailed and elaborated upon in a subsection below titled "Means of Completing PHASE TWO and Locating an Exploration Program Joint Venturer or Partner." We have also included a proposed or planned "phased" exploration plan or program for any such joint venture or partner to consider. This is a very important part of our Plan of Operation and it is summarized in the section below titled "PHASE THREE: OUR PLANNED OR PROPOSED 'PHASED' DRILLING EXPLORATION PROGRAM THAT WE SEEK TO IMPLEMENT." We cannot make an estimate of how long it will take to get a partner or joint venturer interested in our claims, assuming we can, nor can we make ANY positive assurance whatsoever that we can. It may take a year from now or longer. It may take less. This is a task that we will undertake in the ordinary course of our business. And this work sequence or milestone will be on-going. There is no particular cost associated with this sequence. This is because our consulting geologist's final report is available to be shipped out, in disk format, including all exhibits associated with it. The only costs that we envision at this time are long distance (if applicable) telephone call costs, all of which our sole officer and director has agreed to advance. There will therefore be little out-of-pocket costs associated with this work sequence. We do NOT believe that the cost associated with carrying out this work sequence or milestone is significant.

Work Sequence or Milestone No. 2.

To conduct mineral claim tours with interested parties with the intent of leading to a suitable minerals agreement to explore our claims. This work sequence or milestone is self-explanatory and is something we will do, and have done, with any interested party upon request. The cost associated with this sequence will be gas money to travel the 100 plus miles south of Salt Lake City to conduct such tours, the time it takes to do so, and possibly, paying our consulting geologist to accompany us and meet prospective partnership candidates when we undertake any such mineral claim tours.

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

During January of our first quarter of 2007, a principal of a large Canadian mining company whose stock trades on the American Stock Exchange (AMEX) also spent time touring the Tintic Mining District and meeting with at least one large property owner. We had brief conversations with this principal at that time.  We subsequently provided this company with a copy of our geology report.  During the end of 2007, we learned, however, that this company had abandoned its interest in the District for reasons, we are told, unrelated to the District’s mining potential.  Specifically, we were told that, among other reasons, the company was unable to get adequate assurances from the EPA that they wouldn’t be liable for past contamination caused by another operator if they were to do exploratory work or engage in mining operations, particularly in the Mammoth, Utah, area, an area NOT within the EPA’s current Superfund designation.  As a result, this company has decided, for now, that it would be unduly expensive and difficult to engage in exploration activity in the District.  It could be that this company was also unable to negotiate with other property owners in the District whose property they wanted to acquire or lock up in some fashion. Unfortunately, we are not privy to all the reasons or details.  This latter reality, that is, the inability to tie up a lot of ground, may unfortunately hamper our ability to attract a suitable joint venture mining exploration partner in the near future.  In short, if the reason that this particular mining company lost interest in the District is because it felt that it couldn’t tie up a sufficient amount of property or otherwise work with the EPA and/or other landowners, this could unfortunately mean that Phase Two of our Plan of Operation will be very difficult, if not impossible, to accomplish in the near future.

Not long ago and based on the referral of another local mining exploration company like ours, we attempted to contact a principal of a large U.S. mining company located in Coeur d’Alene, Idaho, about our company and our property’s potential.  We offered to follow up by further providing a copy of our geology report on electronic disk.   We were subsequently told by the same local mining exploration company that had initially told us to contact them, that this particular company actually had no interest in the Tintic Mining District after all.  This explains why our communications were deleted or ignored.

As indicated above, over the 2 years, we have not conducted any additional property tours with any additional mining company prospects.

In mid-September 2008, approximately 6 months ago, we learned that a major internationally diversified mining company headquartered in the United Kingdom known as Anglo American PLC, purchased some mining claim interests in the Tintic Mining District from Chief Consolidated Mining Co., a former operator in the district.  The news reports are skimpy but it appears that the company seeks to explore, and if justified, to then develop a porphyry copper-gold-molybdenum target located at the northern end of the District towards Provo, Utah, not Eureka, where our claims our located.  Our claims, by contrast, are considered to be comprised of mostly silver, lead and iron, if anything, not copper, gold or molybdenum.  Upon learning this news, we endeavored to contact Anglo American to see if they would be interested in our claims and, in particular, in getting a copy of our geology report, but, to date, we have heard nothing back.

As we disclosed in our Annual and Quarterly Reports over the last couple of years, we have had serious difficulty attracting interest in our mining claims.  We have come to believe that, in addition to the current state of the economy, this is due to the fact that the land ownership in the Tintic Mining District is very fragmented, meaning that ownership is held in the names of numerous, numerous corporations and individuals, many possibly having conflicting or overlapping ownership rights and interests.  At the same time, we believe that a serious mining company or joint venture mining partner would want to be able to tie up an extended or large area or block of land.  Fragmented land ownership therefore means that a mining company or joint venture partner would have to spend a lot of time and energy on land and title work and, when all is said and done, may not be able to lock up or amass a large block of land.  Accordingly, extensive land and title work in the overall area of our mineral claims would likely be a significant expense and cost that a prospective joint venture mining partner may not be willing to assume.

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

Finally, given that silver has recently dropped in price from above $20 per ounce to $12 per ounce, not to mention the serious economic problems our country, and perhaps the world, now faces, we do not believe that these factors bode well for the likelihood of our completing Phase Two of our Plan of Operation at any time soon.  We say this regardless of whether a large international mining company now has a new and limited presence in the District.

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

Anticipated Sources of Funding If We Are Unable to Attract a Joint Venture Mineral Exploration Partner.

As stated elsewhere herein, our anticipated sources of funding are through a prospective joint venture mineral exploration partner(s). We have no other sources of funding at this time to undertake and implement our mineral exploration program or plan, which, if carried out in full and to completion as detailed below, is anticipated or projected to cost over $900,000. In the event that we are unable to attract and enter into a business relationship with a joint venture mining partner to explore our claims, we do not, at this time, know what we would do to obtain alternative funding, if any. We have considered the possibility of some type of debt financing; however, current stock market conditions make the possibility of raising money in any fashion at this time remote.  We may simply be required to pursue other business opportunities, the form of which we cannot at this time predict.  We do not anticipate any type of public stock offering or other equity offering in the event that we cannot attract a joint venture mining partner because we believe that going through the registration statement process once again with the Commission would be too expensive and take too much time and we do not, at this time, know of any particular persons or entities who might be interested in investing with us in such event.

Since the prospect of completing Phases Two and Three of our business plan and plan of operation currently look bleak, we may be forced to take the Company in another direction, the form of which we cannot predict at this time.

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

Possible Assistance of Third Parties in Obtaining an Exploration Partner or Joint Venturer.

Assuming we need third parties to assist us in contacting interested mining partners/joint venturers, management intends to compensate any such person or firm on a contingency basis. No up front cash will be paid to anyone for such services, particularly when we lack any cash for any such purpose in any event. We thus intend to defer any compensation that might be due or owed any such person, consultant, advisor or broker-dealer until such time that a joint venture or other partnership transaction can be finalized and we can be assured that, but for the particular consultant or advisor, we would not have entered into such a transaction. If we engage outside advisors or consultants in our search for an exploration partner or joint venturer, we will have to make a determination as to how such persons will be compensated. At present, we have no intention of hiring or retaining, on a contingency basis or otherwise, any outside advisors or consultants for this purpose.

Employees.

We do NOT intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and to continue our search for partners, joint venturers and other funding opportunities until such time as we find it necessary to take the Company in another direction.

Future Need to Obtain a Mineral Exploration Permit from DOGM.

In the event that we obtain the mining partners or joint venturers necessary to engage in a mineral exploration program, we, or our partner(s), will have to incur the added expense of going through the state regulatory process necessary to obtain the requisite mining exploratory permits. See the section in Item 1 of our last Annual Report on Form 10-K discussing the mining exploration permitting process in Utah. We do not at this time know the cost of going through the permitting process; however, based on discussions with DOGM, we do not believe this cost would be substantial. We would hope that any exploration partner or joint venturer we enter into business with will have gone through this process before and will thus have the staff, know-how, and other resources and capabilities to proceed through this process quickly and efficiently. The permitting process in this regard directly affects our Plan of Operation because it requires the expenditure of additional funds, funds in addition to those necessary to actually explore the North Beck Claims.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit 31

Sarbanes-Oxley Section 302 Certification

Exhibit 32

Sarbanes-Oxley Section 906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

 (Issuer)

Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)

Exhibit 31

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Michael Coombs, hereby certify that:

1. I have reviewed this Report of the Issuer;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

VALLEY HIGH MINING COMPANY

Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board, President, Chief Executive Officer (CEO)
Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Report of VALLEY HIGH MINING COMPANY (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Michael Coombs, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

VALLEY HIGH MINING COMPANY

Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board, President, Chief Executive Officer (CEO)

Date:	May 12, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer,