Form 10-Q
period 2009-06-30
Valley High Mining CO
filed 2009-07-27
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2009

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

(801) 467-2021 (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 27, 2009
Common Capital Voting Stock, $0.001 par value per share	5,281,346 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED

FINANCIAL STATEMENTS

For the Six Months Ended

June 30, 2009

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets, June 30, 2009

4

           and December 31, 2008

—

Unaudited Condensed Statements of Operations, for the

           three months and six months ended June 30, 2009 and 2008 and for the period from re-entering of exploration stage on April 19, 2004 through June 30, 2009

5

—

Unaudited Condensed Statements of Cash Flows, for the

           six months ended June 30, 2009 and 2008 and for the

           period from re-entering of exploration stage on April 19, 2004 through June 30, 2009

6

—

Notes to Unaudited Condensed Financial Statements

7 - 9

VALLEY HIGH MINING COMPANY

[An Exploration Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$101	$16
Total Current Assets	101	16
	$101	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,578	$-
Related party advances	63,442	57,867
Total Current Liabilities	65,020	57,867

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares Authorized, 5,281,346 shares issued and Outstanding at June 30, 2009 and December 31, 2008	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(64,919)	(57,851)
Total Stockholders' Equity (Deficit)	(64,919)	(57,851)
	$101	$16

The Balance Sheet at December 31, 2008 was taken from the Audited Financial Statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through June 30,
	2009	2008	2009	2008	2009
REVENUE	$-	$-	$-	$-	$-
EXPENSES:
General and administrative	2,184	2,011	7,068	6,729	64,919
LOSS FROM OPERATIONS	(2,184)	(2,011)	(7,068)	(6,729)	(64,919)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
NET LOSS	$(2,184)	$(2,011)	$(7,068)	$(6,729)	$(64,919)
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

 [ An Exploration Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,		From the Re-entering Of Exploration Stage on April 19, 2004 through June 30,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(7,068)	$(6,729)	$(64,919)
Adjustments to reconcile net loss to net Cash used by Operating activities:
Change in assets and Liabilities:
Increase (decrease) in accounts Payable	1,578	1,450	1,578
Net Cash Provided (Used) by Operating Activities	(5,490)	(5,279)	(63,341)

Cash Flows From Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	5,575	5,200	63,442
Net Cash Provided by Financing Activities	5,575	5,200	63,442
Net Increase in Cash	85	(79)	101
Cash at Beginning of Period	16	112	-
Cash at End of Period	$101	$33	$101

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the year ended June 30, 2009:

            None

      For the year ended June 30, 2008:

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

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both June 30, 2009 and June 30, 2008, respectively, the Company had 5,281,346 shares issued and outstanding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended June 30, 2009 and December 31, 2008, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At June 30, 2009 and December 31, 2008, respectively, the Company owed the shareholder $63,442 and $57,867.  The advances bear no interest and are due on demand.

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

VALLEY HIGH MINING COMPANY

 [An Exploration Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Loss from operations available to common Shareholders (Numerator)	$(2,184)	$(2,011)	$(7,068)	$(6,729)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7 – SUSEQUENT EVENTS

Management has advanced the company $1,600 to pay operating expenses.

The Company has evaluated subsequent events from the balance sheet date through July 27, 2009.

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

Having completed Phase One of our business plan and Plan of Operation over 3 years ago, we have since been pursuing Phase Two. This is the phase in which we have been attempting to obtain a joint venture mining exploration partner to explore our patented mining claims acquired by us by lease agreement in 2004 ("the North Beck Claims"). Prior to the acquisition of the North Beck Claims with an affiliated party and the filing of our initial registration statement with the Securities and Exchange Commission on Form 10-SB in March 2005, over 4 years ago, we had been dormant and inactive for over 15 years.

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

Selected Financial Data.

Because we had no exploration or other operational mining-related activities during the quarter that resulted in revenues, selected financial data would not be particularly meaningful. Reference is thus made to our quarterly financial statements included in Item 1 above.  All of our activities during the quarter were devoted towards carrying out Phase Two of our business plan and plan of operation, namely, trying to locate a joint venture mineral exploration partner.  See Phase Two of our Plan of Operation discussed below.  Since we filed our initial registration statement with the Commission in March 2005, over 4 years ago and having contacted several large and medium-sized mining companies in all that time, we have not been successful in generating much interest in our mineral claims.  Given that the price of silver, for example, has dropped from a high of nearly $21 per ounce in early 2008 down to a recent price of about $12 per ounce, or a drop by nearly half, we can only assume that weakened silver prices in particular and weakened precious metals prices in general has contributed, and will continue to contribute, to the on-going lack of interest in our claims and the Tintic Mining District as a whole.

During our second quarter, our president, Mr. J. Michael Coombs, or entities related to him, advanced us a total of $4,300 to pay outstanding fees owed our “in-house” accountant, our auditors, and our Edgarizer. The cash in our checking account on June 30, 2009, was $101. Since the end of our second quarter, our president advanced us an additional $1,600 to pay outstanding auditor fees.  As of the date of this report, the cash in our checking account is $123. At the current time, we have no outstanding bills or payables that we are aware of.

Liquidity and Capital Requirements.

As of the date of this report, we lack the necessary capital to implement a full-fledged mineral exploration program. As stated above, we currently have approximately $123 in our checking account. Since our emergence from the dormant stage on April 19, 2004, our working capital has been funded by personal advances from an officer and director. These advances may someday be converted to equity, though there are no plans to do so at this time. These advances do not require interest payments at the present time and unless or until we become profitable, an event that appears to be highly unlikely at this time, we do not believe that it is at all likely that our agreement with our sole officer and director, Mr. Coombs, would be modified to provide for such. At present, there are no plans to charge interest. In the event we modify our agreement in the future with Mr. Coombs to allow for the charging of interest, we do not believe it would have any material impact on us or our liquidity because both we and Mr. Coombs would not agree to such a modification unless we were profitable.

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

To implement our business plan and engage in an exploratory drilling program on the North Beck Claims, we will need substantial additional funding and expertise from a strategic mining partner or joint venturer. As of the date of this report, and having spoken with several mining companies over the last 4 to 5 years, we have found no company or entity that has communicated an interest in joint venturing with us. See discussion under Phase Two below. Accordingly, given this amount of time with no success in this regard, no assurance can be given that we can or will enter into a joint venture or other partnership relationship necessary to fund Phase Three of our business plan and Plan of Operation, namely, our proposed drilling exploration plan or program.

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

Finally, given that silver has recently dropped in price from above $20 per ounce to approximately $12 per ounce, not to mention the serious economic problems our country, and perhaps the world, now faces, we do not believe that these factors bode well for the likelihood of our completing Phase Two of our Plan of Operation at any time soon.  We say this regardless of whether a large international mining company now has a new and limited presence in the District.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

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

Exhibit 31

Sarbanes-Oxley Section 302 Certification

Exhibit 32

Sarbanes-Oxley Section 906 Certification

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

 (Registrant)

Date:	July 27, 2009	By:	/s/John Michael Coombs
John Michael Coombs

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 27, 2009	By:	/s/John Michael Coombs
John Michael Coombs

President, Chief Executive Officer and CFO (Principal Accounting and Financial Officer)