Form 10-K
period 2009-12-31
Valley High Mining CO
filed 2010-04-01
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549
 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

Commission File Number: 000-51232

VALLEY HIGH MINING COMPANY
 (Exact name of small business issuer as specified in its charter)

NEVADA	68-0582275
(State of incorporation)	(I.R.S. EMPLOYER ID NO.)

946 E 1300 N, Mapleton, UT	84664
(Address of principal executive offices)	(Zip Code)

(801) 467-2021
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:
Common Capital Voting Stock, $0.001 par value per share

 (Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of the close of business on December 31, 2009, the Company's fiscal year-end, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable due to a lack of trading in the Company’s common stock.

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

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS.
ITEM 2.	PROPERTY.
ITEM 3.	LEGAL PROCEEDINGS.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A.	CONTROLS AND PROCEDURES.
ITEM 9A(T).	CONTROLS AND PROCEDURES.
ITEM 9B.	OTHER INFORMATION.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES

 PART I

ITEM 1. BUSINESS.

Valley High Mining Company ("Valley High") was incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business.  In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, Valley High, on February 19, 1980, undertook a public offering of its common stock pursuant to the Regulation A exemption from registration afforded under the General Rules and Regulations of the Securities and Exchange Commission ("Commission") in which it offered and sold a total of 25 million common capital shares at a price of two (2) cents per share. Pursuant to this offering, the Company raised $500,000 from over 1,000 persons. As stated in its offering circular, "[i]t is the present intention of management to expend the proceeds of this offering in the acquisition and exploration of natural resource properties. The types of properties which are expected to be acquired and the order of priority are as follows: (1) oil and gas, (2) uranium, (3) coal, (4) geothermal, and (5) other mineral (metallic and nonmetallic) properties."

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

As a result of a change in control in February, 2010, in which Coron Capital, LLC purchased 5,000,000 of the Company’s 5,281,346 outstanding shares of common stock, the Company's current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.  The Company disposed of the North Beck Claims in connection with the change in control.

As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock is eligible to be quoted on the OTC Bulletin Board although there is no assurance it will be quoted. As a result of filing this Registration Statement, the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain periodic reports, including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

The Company is a shell company that is defined under Rule 12b-2 of the Exchange Act as a registrant, other than an asset-backed issuer, that has 1) no or nominal operations; and 2) either (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Private companies wishing to become publicly traded may wish to merge with a shell company through a reverse merger or reverse acquisition transaction whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell company from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange (See the subsection of this Item 1 called “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it will either (i) be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; or (iv) have other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholder, the transaction is likely to result in substantial gains to the current principal stockholder relative to its purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by the principal stockholder of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity
. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions may require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal or if no stockholders meeting will be held, prior to consummating the proposed transaction. Minority shareholders may have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See the section of this Item 1 called “Management”). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

* Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
* the Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
* whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission;
* capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
* the extent to which the business opportunity can be advanced;
* competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
* strength and diversity of existing management or management prospects that are scheduled for recruitment;
* the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
* the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

EMPLOYEES

The Company currently has no employees other than John Hickey who acts as the CEO and CFO of the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 2. PROPERTY.

Executive Offices/Facilities.

Our executive office was located at 3098 South Highland Drive, Suite 323, Salt Lake City, Utah, 84106-6001 during the fiscal year ended December 31, 2009. Our executive office is now located at 946 E 1300 N, Mapleton, UT 84664.  Our telephone number is 801-592-4014. This is also the business office address of our CEO and sole director. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office at any time in the foreseeable future in order to carry out our plan of operations described in this document. We believe that the current facilities provided by our president are adequate to meet our needs until we become more fully operational.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Since 2006, our common shares have been quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA) under the symbol VHMC.OB. The following table sets forth the the trading activity in our stock over the last two fiscal years as reported by the OTC Bulletin Board, and represents prices between dealers that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions at the indicated prices:

VHMC - VALLEY HIGH MINING	Years Ending December 2008 and 2009

	BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/31/2008	0.22	0.22	0	0.51	0.51	0	0.22	0.22	0.22	4,000
09/30/2008	0.22	0.22	0	0.51	0.51	0	-	-	-	0
06/30/2008	0.22	0.2	0	0.51	0.51	0	-	-	-	0
03/31/2008	0.21	0.2	0	0.51	0.51	0	0.21	0.2	0.21	1,123

12/31/2009	0	0	0	0	0	0	0	0	0	0
09/30/2009	0	0	0	0	0	0	0	0	0	0
06/30/2009	0	0	0	0	0	0	0	0	0	0
03/31/2009	0.22	0	0	0.51	0	0	0.22	0	0	11,000

Currently, there are 5,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for over 20 years. As to the additional 5,000,000 "restricted" shares currently issued and outstanding, these shares are held by Coron capital, LLC. These 5,000,000 "restricted" shares represent approximately 94.7% of our total number of issued and outstanding shares and are held by insiders and affiliates.
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

Holders.

According to our stock transfer agent, Standard Registrar & Transfer in Draper, Utah., as of the date of this Annual Report, there were approximately 1139 holders of record of our common capital stock.

Description of Our Securities.

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 5,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2008. No new shares were issued by the Company in 2009.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  As of the date of this Annual Report on Form 10-K, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's sole officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 1, 2010.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE .

Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Directors and Executive Officers	Position/Title	Age
John Thomas Hickey	President, Chief Executive Officer, Secretary and Treasurer, CFO and Director	46

There are no family relationships among our directors or executive officers; however, Mr. Hickey is the  brother of one of the owners of Coron Capital, LLC which will become our majority shareholder.

All our directors hold office until the next annual meeting of shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Mr. Hickey serves as the Company’s sole Director, CEO, president, CFO, Secretary and Treasurer.  In February 2010 John Hickey became an independent contractor in the financial services sector.  From 2007 to 2010, Mr. Hickey worked as a finance manager for StoresOnline, an internet consulting and hosting company.  From 1993 to 2007, as Marketing Director, Mr. Hickey led the marketing department at Q Comm International, a telecom technology company that went public in 1998 and was listed on the American Stock Exchange (AMEX).  Mr. Hickey created an in-house media buying agency that immediately cut advertising costs 15% while gaining direct negotiation access to media outlets including TV, radio and print.  He developed a pin-point tracking system that optimized more than $5 million in direct response advertising and outperformed the company’s leading competitor within 3 months on a cost-per-lead basis.  In 1997, Mr. Hickey co-founded NetQuest Consultants, an internet education company he built to profitability and sold. Mr. Hickey has a Bachelor of Science degree from Brigham Young University (1989) and an MBA from the University of Arizona (1993) with a specialization in entrepreneurship and a concentration in marketing.

No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind.

None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer us.

All of our directors hold office until the next annual meeting of shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Board Meetings and Committees.

After October 24, 2003, the then-existing Board of Directors of what was then known as "Valley High Oil, Gas & Mining, Inc.," a Utah corporation, met and also conversed on the phone. These members of the Board of Directors, which consisted, at that time, of three individuals, attended or were present at all meetings held; in particular, all were present at the shareholders' meeting held on March 26, 2004. Action taken by the Board since October 24, 2003, was generally implemented by written consent. On April 19, 2004, the effective date of our domicile change to Nevada, we became known as "Valley High Mining Company." As per the terms and conditions of the change of domicile transaction, we reduced our board members to one (1), for the time being, namely, Mr. Coombs. The purpose of this is for ease of operation during the registration statement process and this transition period. The current Board of Directors (currently consisting of Mr. Coombs only) has established no committees. After the effective date of the change of domicile transaction, Mr. Coombs, as our only board member, appointed himself as our president, CEO, secretary/treasurer and Chief Financial Officer (CFO) for the ensuing year.  In February, 2010. Mr. Coombs appointed Mr. Hickey as the Company’s sole director and resigned.

As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original 10-SB registration statement as exhibits, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current director and any future directors will likely defer his, her or their expenses and any compensation due and owing them, if any. We currently have no standing committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement.   We are not aware of any late or missed filings due under Section 16(a) for the fiscal year ended December 31, 2009.
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
Mr. Coombs, our former sole officer and director, received no compensation for service as an officer for the year ended December 31, 2009.

Other Key Advisors and Consultants.

We have access to several outside professional firms that can counsel us and provide important advice during our exploration stage. The terms of engagement of these firms will be determined from time to time as their services may be required.  So far, no such persons’ services have been sought.

Remuneration and Compensation of Directors.

Mr. Hickey currently does not receive any compensation, but may receive compensation for his services as determined in the future. This is also true of any officers or directors that join Mr. Hickey and also end up serving on our board. As stated above, all directors are entitled to be reimbursed for any out-of-pocket expenses incurred by them in behalf of the Company.

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End.

None; not applicable.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* owned	Percent of Ownership of Common Stock Outstanding
Coron Capital, LLC (1) 2435 Scenic Drive Salt Lake City, Utah 84109	5,000,000(2)	94.7%

John Hickey	0	0%

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

(1) Mr. Hickey is the brother of one of the owners of Coron Capital, LLC.

(2) This figure represents the 5,000,000 "restricted" shares acquired from John Michael Coombs in February, 2010.

We are not aware of any other stockholder-related matters to disclose in this Item in addition to what is already disclosed elsewhere in this document.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons.

Except for the lease acquisition of the North Beck Claims owned and controlled by our former president and his immediate family, there have been no other transactions between us and the directors or officers or any member of any such person's immediate family.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by Pritchett, Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2009 and 2008 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2009	2008
Audit Fees	$8500	$7830
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$8500	$7830

Audit fees for the years ended December 31, 2009 and 2008 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2009 and 2008 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2009 and 2008 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2009 and 2008.

As we do not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c) (7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have, at this time, audit committee pre- approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit Number	Description*

31	Sarbanes-Oxley Section 302 Certification
32	Sarbanes-Oxley Section 906 Certification

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

FINANCIAL STATEMENTS

For the year ended

DECEMBER 31, 2009

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

CONTENTS
		PAGE
—	Report of Independent Registered Public
	Accounting Firm	1
—	Balance Sheets, December 31, 2009 and 2008	2
—	Statements of Operations, for the years ended
	December 31, 2009 and 2008 and for the
	period from re-entering of exploration stage
	on April 19, 2004 through December 31, 2009	3
—	Statement of Stockholders’ Equity (Deficit),
	for the period from re-entering of exploration
	stage on April 19, 2004 through December 31, 2009	4
—	Statements of Cash Flows, for the years ended
	December 31, 2009 and 2008 and for the
	period from re-entering of exploration stage
	on April 19, 2004 through December 31, 2009	5
—	Notes to Financial Statements	6 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Valley High Mining Company
Mapleton, Utah

We have audited the accompanying balance sheets of Valley High Mining Company [an exploration stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering of exploration stage on April 19, 2004 through December 31, 2009. Valley High Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the re-entering of exploration stage on April 19, 2004 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 31, 2010

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$43	$16
Total Current Assets	43	16
	$43	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$215	$-
Related party advances	69,292	57,867
Total Current Liabilities	69,507	57,867
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at December 31,2009 and 2008	5,281	5,281
Capital in excess of par value	746,093	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the
exploration stage	(69,464)	(57,851)
Total Stockholders' Equity (Deficit)	(69,464)	(57,851)
	$43	$16

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
 [An Exploration Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009		2008	From the Re-entering of Exploration Stage on April 19, 2004 Through December 31, 2009
REVENUE	$		$-	$-
EXPENSES:
General and administrative		11,613	10,946	69,464
LOSS FROM OPERATIONS		(11,613)	(10,946)	(69,464)
CURRENT TAX EXPENSE		-	-	-
DEFERRED TAX EXPENSE		-	-	-
NET LOSS		$(11,613)	$(10,946)	$(69,464)
LOSS PER COMMON SHARE		$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM RE-ENTERING OF EXPLORATION
STAGE ON APRIL 19, 2004 THROUGH DECEMBER 31, 2009

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained (Deficit)	Deficit Accumulated During the Exploration Stage
BALANCE, April 19, 2004	281,313	$281	$751,093	$(751,374)		$-
Shares issued to acquire mining claims lease valued at shareholder carryover basis of $ 0, April 2004	5,000,000	5,000	(5,000)	-		-
Rounding shares issued	33	-	-	-		-
Net loss for the period ended December 31, 2004	-	-	-	-		(4,339)
BALANCE, December 31, 2004	5,281,346	5,281	746,093	(751,374)		(4,339)
Net loss for the period ended December 31, 2005	-	-	-	-		(17,295)
BALANCE, December 31, 2005	5,281,346	5,281	746,093	(751,374)		(21,634)
Net loss for the period ended December 31, 2006	-	-	-	-		(13,846)
BALANCE, December 31, 2006	5,281,346	5,281	746,093	(751,374)		(35,480)
Net loss for the period ended
December 31, 2007	-	-	-	-		(11,425)
BALANCE, December 31, 2007	5,281,346	5,281	746,093	(751,374)		(46,905)
Net loss for the period ended
December 31, 2008	-	-	-	-		(10,946)
BALANCE, December 31, 2008	5,281,346	5,281	746,093	(751,374)		(57,851)
Net loss for the period ended
December 31, 2009	-	-	-	-		(11,613)
BALANCE, December 31, 2009	5,281,346	$5,281	$746,093	$(751,374)	$	(69,464)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
 [An Exploration Stage Company]

STATEMENTS OF CASH FLOWS

			From the
			Re-entering
			of Exploration
			Stage on
	For the Year		April 19, 2004
	Ended December 31,		Through
			December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(11,613)	$(10,946)	$(69,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	215	-	215
Net Cash Used By Operating Activities	(11,398)	(10,946)	(69,249)
Cash Flows from Investing Activities:
Net Cash (Used) by
Investing Activities	-	-	-
Cash Flows from Financing Activities:
Proceeds from common stock issuance	-	-	-
Proceeds from related party advances	11,425	10,850	69,292
Net Cash Provided by
Financing Activities	11,425	10,850	69,292
Net Increase (Decrease) in Cash	27	(96)	43
Cash at Beginning of Period	16	112	-
Cash at End of Period	$43	$16	$43
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended December 31, 2008:
None
For the year ended December 31, 2009:
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

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. Mining Properties – Upon determination of the existence of a commercially minable deposit, the Company will capitalize pre-operating and mine development costs including acquisition costs relating to the deposits. The Company periodically reviews its mining property for impairment in accordance with ASC Topic No. 410, “Property Plant, and Equipment.

Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” (See Note 3). This statement requires an asset and liability approach for accounting for income taxes.

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 6].

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United State (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.\

Accounting Standards Update (“ASU”) ASU No 2009-05 (ASC Topic 820, which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 1-for-35 reverse stock split effected by the Company on April 16, 2004 [See Note 2].

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both December 31, 2009 and December 31, 2008, respectively, the Company had 5,281,346 shares issued and outstanding.

In April 2004, the Company issued 5,000,000 shares of common stock.  The shares were issued for a mining claims lease valued at shareholder carryover basis of $0. Stock Split - On April 16, 2004 the Company effected a 1-for-35 reverse stock split. The financial statements for all periods presented have been restated to reflect the stock split.

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS
NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” ASC Topic No. 740, requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2009, an operating loss carryforward of approximately $69,464, which may be applied against future taxable income and which expires in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,420 and $8,678 as of December 31, 2009 and December 31, 2008, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the twelve months ended December 31, 2009 is approximately $1,742.

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

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2009 and 2008, the Company did not pay any compensation to any officer or director of the Company. Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At December 31, 2009 and December 31, 2008, respectively, the Company owed the shareholder $69,292 and $57,867.  The advances bear no interest and are due on demand.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2009	2008
Loss from operations available to common shareholders (numerator)	$(11,613)	$(10,946)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

VALLEY HIGH MINING COMPANY
[An Exploration Stage Company]

NOTES TO FINANCIAL STATEMENTS
NOTE 7- COMMITMENTS AND CONTINGENCIES

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

Mining Lease Agreement - In April 2004 the Company entered into a mining claims lease with North Beck Joint Venture, LLC, which has an initial 5 year term but may be renewed for successive 5 year periods.  Under this leasing agreement the Company shall perform exploration, mining, development, production, processing or any other activity which benefits the leased premises at a minimum cost of $15,000 for each successive five-year term. All costs expended for work in excess of $15,000 for any five-year term shall accrue and be applied to the work commitment for the next successive five-year term only. However, the maximum amount that can so accrue for the next succeeding lease term shall be no more than $15,000. If the Company does not perform work in the amount of the entire $15,000 minimum expenditure, the Company shall pay lessor the amount of any such shortage in cash. The Company also has agreed to pay the Lessor a 3.5% net smelter production royalty on all mineral bearing ores. As part of the agreement the Company is receiving a $30,000 credit which will apply against the production royalty payments. In April of 2009, the Company renewed a second 5 year lease term with the lessor, North Beck Joint Venture, LLC, and in doing so, the lessor waived the Company’s $15,000 work commitment obligations to have been expended on the leased property during the first or initial 5 year term.

NOTE 8- SUBSEQUENT EVENTS

Pursuant to a February 12, 2010 Stock Purchase Agreement, Coron Capital Management LLC purchased from John Michael Coombs Family Living Trust and North Beck Joint Venture, LLC 5,000,000 shares of the Company’s common stock representing 94.7% of the Company’s total outstanding shares. In connection with the stock purchase, John Michael Coombs resigned each of his positions as an officer and director of the Company and John Thomas Hickey was appointed as a Director, CEO and CFO.

Coron Capital Management, LLC plan to use the Company to seek a reverse merger or other business combinations with a private and profitable company.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY, Issuer

Date:	March 31, 2010	By:	/s/ John Thomas Hickey
John Thomas Hickey

Chairman of the Board, President, Chief Executive Officer (CEO) and Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer