Form 10-Q
period 2010-03-31
Valley High Mining CO
filed 2010-05-21
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...........to...............

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

946 E. 1300 N, Mapleton, UT  84664

 (Address of principal executive offices) (Zip Code)

(801) 592-4014

 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 5,281,346 shares outstanding as of March 31, 2010.

PART I - FINANCIAL INFORMATION

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$-	$43

Total Current Assets	-	43
	-	43

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,065	215
Related party advances	-	69,292
Derivative Liability – Coombs	6,602	-

Total Current Liabilities	10,667	69,507

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at March 31, 2010 and December 31, 2009	5,281	5,281
Capital in excess of par value	817,819	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the Development stage	(82,393)	(69,464)
Total Stockholders' Equity (Deficit)	(10,667)	(69,464)
	$-	$43

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From the
			Re-entering
			Of Development
			Stage on
			April 19, 2004
	For the Three Months		Through
	Ended March 31,		March 31,
	2010	2009	2010

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	6,327	4,884	75,791

LOSS BEFORE OTHER INCOME (EXPENSES)	(6,327)	(4,884)	(75,791)

OTHER INCOME (EXPENSE)
Loss on derivatives	(6,602)	-	(6,602)

LOSS BEFORE INCOME TAXES	(12,929)	-	(82,393)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(12,929)	$(4,884)	$(82,393)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From the
			Re-entering
			Of Development
			Stage on
			April 19, 2004
	For the Three Months		Through
	Ended March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss	$(12,929)	$(4,884)	$(82,393)
Adjustments to reconcile net loss to net Cash used by operating activities:
Change in assets and liabilities:
Increase (decrease) in accounts payable	3,927	3,750	4,142
Increase (decrease) in derivatives payable	6,602	-	6,602
Net Cash Provided (Used) by Operating Activities	(2,400)	(1,134)	(71,649)
Cash Flows from Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-
Cash Flows from Financing Activities:
Proceeds from related party advances	2,357	1,275	71,649
Net Cash Provided by Financing Activities	2,357	1,275	71,649
Net Increase (decrease) in Cash	(43)	141	-

Cash at Beginning of Period	43	16	-
Cash at End of Period	$-	$157	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the three months ended March 31, 2010:
Shareholders forgave debts totaling $71,726.  Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

For the three months ended March 31, 2009:
None

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc. and was redomiciled to Nevada in April, 2004.  As a result of a change in control in February, 2010, in which a shareholder purchased 5,000,000 of the Company’s 5,281,346 outstanding shares of common stock, the Company's current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.  The Company disposed of its North Beck Mining Claims in connection with the change in control.

Condensed Financial Statements –  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both March 31, 2010 and December 31, 2009, respectively, the Company had 5,281,346 shares issued and outstanding.

VALLEY HIGH MINING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and currently has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans, or through possible additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended March 31, 2010 and March 31, 2009, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

VALLEY HIGH MINING COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months
	Ended March 31,
	2010	2009

Loss from operations available to common Shareholders (numerator)	$(12,929)	$(4,884)

Weighted average number of common Shares outstanding during the period Used in loss per share (denominator)	5,281,346	5,281,346

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

NOTE 7 - DERIVATIVE LIABILITY

Coombs Warrant – In connection with the change in control of the Company which occurred in February, 2010 when John Michael Coombs sold 5,000,000 of his shares of common stock, the Company issued to Mr. Coombs a warrant which with a term of three years which is exercisable for a number of shares of Company Common Stock equal to .005 times the total outstanding shares of common stock of the Company immediately following a reverse merger or similar transaction and each subsequent financing in the form of a public offering or private placement which occurs within six (6) months of the reverse merger.

The Company has accounted for the warrant as a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Search for a Target Company.

           Valley High Mining Company ("VHMC") will search for target companies as potential candidates for a business combination.

           VHMC has not entered into agreements with any third parties to locate potential merger candidates.

           VHMC may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If VHMC engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited. VHMC may utilize consultants in the business and financial communities for referrals of potential target companies. There is no assurance that VHMC will locate a target company or that a business combination will be successful.

Management of VHMC

           VHMC has no full time employees. There is one officer and director – John Hickey.

           Mr. Hickey has agreed to allocate a limited portion of his time to the activities of VHMC. Potential conflicts may arise with respect to the limited time commitment by Mr. Hickey and the potential demands of the activities of VHMC.

           The amount of time spent by management on the activities of VHMC is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere. It is impossible to predict the amount of time management will actually be required to spend to review a suitable target company. Management estimates that the business plan of VHMC can be implemented by devoting approximately 10 to 25 hours per month over the course of several months, but such figure cannot be stated with precision.

General Business Plan

           The purpose of VHMC is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. VHMC will not restrict its search to any specific business, industry, or geographical location and VHMC may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because VHMC has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the stockholders of VHMC because it will not permit VHMC to offset potential losses from one venture against gains from another.

           VHMC may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

           VHMC anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. VHMC has not conducted any research to confirm that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

           VHMC has, and will continue to have, minimal capital with which to provide the owners of business entities with any cash or other assets. However, VHMC offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. VHMC has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

           The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and director of VHMC, who are not professional business analysts. In analyzing prospective business opportunities, VHMC may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of VHMC; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of VHMC to search for and enter into potential business opportunities.

           VHMC will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which VHMC may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which VHMC may offer.

           Following a business combination VHMC may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, VHMC may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

           A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to VHMC only on the condition that the services of a consultant or advisor are continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Terms of a Business Combination

           In implementing a structure for a particular business acquisition, VHMC may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and stockholders of VHMC will no longer be in control of VHMC. In addition, it is likely that the officer and director of VHMC will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

           It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, VHMC may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after VHMC has entered into an agreement for a business combination or has consummated a business combination and VHMC is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of VHMC may depress the market value of the securities of VHMC in the future if such a market develops, of which there is no assurance.

           While the terms of a business transaction to which VHMC may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

           Depending upon, among other things, the target company's assets and liabilities, the stockholders of VHMC will in all likelihood hold a substantially lesser percentage ownership interest in VHMC following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event VHMC acquires a target company with substantial assets.

           Any merger or acquisition effected by VHMC can be expected to have a significant dilutive effect on the percentage of shares held by the stockholders of VHMC at such time.

           VHMC will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

           If VHMC stops or becomes unable to continue to pay the operating expenses of VHMC, VHMC may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target.

Undertakings and understandings required of target companies

           As part of a business combination agreement, VHMC intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act for at least a specified period of time; (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A potential target company should be aware that the market price and trading volume of the securities of VHMC, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in VHMC within the United States financial community. VHMC does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in VHMC's securities for their own account or customers without active encouragement and basis for doing so. In addition, certain market makers may take short positions in VHMC's securities, which may result in a significant pressure on their market price. VHMC may consider the ability and commitment of a target company to actively encourage interest in VHMC's securities following a business combination in deciding whether to enter into a transaction with such company.

           A business combination with VHMC separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with VHMC normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. VHMC may require assurances from the target company that it has, or that it has a reasonable belief that it will have, sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

           Prior to completion of a business combination, VHMC may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

           VHMC will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than VHMC. In view of VHMC's combined extremely limited financial resources and limited management availability, VHMC will continue to be at a significant competitive disadvantage compared to VHMC's competitors.

Off-Balance Sheet Arrangements

           VHMC does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

           The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. VHMC's cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should VHMC be unable to continue its existence.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures.

           Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

           Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

(b)      Changes in Internal Control over Financial Reporting

      During the three months ended March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY
(Registrant)

Date: May 21, 2010	John Hickey
(Name)

/s/ John Hickey
(Signature)
Chief Executive Officer