Form 10-Q
period 2010-06-30
Valley High Mining CO
filed 2010-08-16
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	68-0582775
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

946 E. 1300 N, Mapleton, UT  84664

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 5,281,346 shares outstanding as of June 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED
FINANCIAL STATEMENTS

For the Six Months Ended

June 30, 2010

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

CONTENTS

		PAGE

—	Unaudited Condensed Balance Sheets, June 30, 2010 and December 31, 2009	1

—	Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2010 and 2009 and for the period from re-entering of development stage on April 19, 2004 through June 30, 2010	2

—	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2010 and 2009 and for the period from re-entering of development stage on April 19, 2004 through June 30, 2010	3

—	Notes to Unaudited Condensed Financial Statements	4 - 7

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$-	$43
Total Current Assets	-	43
	$-	$43

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,883	$215
Related party advances	-	69,292
Derivative Liability – Coombs	6,602	-

Total Current Liabilities	14,485	69,507

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,281,346 shares issued and outstanding at June 30, 2010 and December 31, 2009	5,281	5,281
Capital in excess of par value	817,819	746,093
Retained deficit	(751,374)	(751,374)
Deficit accumulated during the Development stage	(86,211)	(69,464)
Total Stockholders' Equity (Deficit)	(14,485)	(69,464)
	$-	$43

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From the
					Re-entering
					Of Development
					Stage on
					April 19, 2004
	For the Three Months		For the Six Months		Through
	Ended June 30,		Ended June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,818	2,184	10,145	7,068	79,609

LOSS FROM OPERATIONS	(3,818)	(2,184)	(10,145)	(7,068)	(79,609)

OTHER INCOME (EXPENSE)
Loss on derivatives	-	-	(6,602)	-	(6,602)

LOSS BEFORE TAXES	(3,818)	(2,184)	(16,747)	-	(86,211)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,818)	$(2,184)	$(16,747)	$(7,068)	$(86,211)

LOSS PER SHARE	$(.00)	(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From the
			Re-entering
			Of Development
			Stage on
			April 19, 2004
	For the Six Months		Through
	Ended June 30,		June 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net loss	$(16,747)	$(7,068)	$(86,211)
Adjustments to reconcile net loss to net Cash used by operating activities:
Change in assets and liabilities:
Increase (decrease) in accounts payable	7,745	1,578	7,960
Increase (decrease) in derivative payable	6,602	-	6,602
Net Cash Provided (Used) by
Operating Activities	(2,400)	(5,490)	(71,649)

Cash Flows from Investing Activities:
Net Cash (Used) by Investing Activities	-	-	-
Cash Flows from Financing Activities:
Proceeds from related party advances	2,357	5,575	71,649
Net Cash Provided by Financing Activities	2,357	5,575	-
Net Increase (decrease) in Cash	(43)	85	-

Cash at Beginning of Period	43	16
Cash at End of Period	$-	$101	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2010:
Shareholders forgave debts totaling $71,726. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

For the six months ended June 30, 2009:
None

The accompanying notes are an integral part of these unaudited financial statements.

VALLEY HIGH MINING COMPANY
 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  Domicile was changed to Nevada in April 2004.  As a result of a change in control in February 2010, in which a shareholder purchased 5,000,000 of the Company’s 5,281,346 outstanding shares of common stock, the Company’s current principal business activity is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.  The Company disposed of its North Beck Mining Claims in connection with the change in control.

Condensed Financial Statements –   The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001.  At both June 30, 2010 and December 31, 2009, respectively, the Company had 5,281,346 shares issued and outstanding.

VALLEY HIGH MINING COMPANY
 [A Development Stage Company]

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the period ended June 30, 2010 and June 30, 2009, the Company did not pay any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

VALLEY HIGH MINING COMPANY
 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Loss from operations available to common Shareholders (numerator)	$(3,818)	$(2,184)	$(16,747)	$(7,068)

Weighted average number of common Shares outstanding during the period used in loss per share (denominator)	5,281,346	5,281,346	5,281,346	5,281,346

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

NOTE 7 -  DERIVATIVE LIABILITY

Coombs Warrants – In connection with the change in control of the Company which occurred in February, 2010 when John Michael Coombs sold 5,000,000 of his shares of common stock, the Company issued to Mr. Coombs a warrant with a term of three years which is exercisable for a number of shares of Company Common Stock equal to .005 times the total outstanding shares  of common stock of the Company immediately following a reverse merger or similar transaction and each subsequent financing in the form of a public offering or private placement which occurs within (6) months of the reverse merger.

The Company has accounted for the warrant as a liability.

VALLEY HIGH MINING COMPANY
 [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Search for a Target Company

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

           The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of VHMC, who are not professional business analysts. In analyzing prospective business opportunities, VHMC may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of VHMC; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of VHMC to search for and enter into potential business opportunities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)      Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective at these reasonable assurance levels.

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

(b)      Changes in Internal Control over Financial Reporting

      During the three months ended June 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

VALLEY HIGH MINING COMPANY
(Registrant)

Date: August 16, 2010	John Hickey
(Name)

/s/ John Hickey
(Signature)
Chief Executive Officer