Form 10-Q
period 2010-09-30
Valley High Mining CO
filed 2010-11-22
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of November 22, 2010.

Part I- FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$417	$43

Total Current Assets	417	43

TOTAL ASSETS	$417	$43

LIABILITIES AND STOCKHOLDERS' DEFICT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$19	$215
Related party advances	1,000	69,292
Derivative liability	19,102	-

Total Current Liabilities	20,121	69,507

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 50,000,000 shares authorized, 15,281,346 and 5,281,346 shares issued and outstanding, respectively	15,281	5,281
Additional paid-in capital	817,819	746,093
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(101,430)	(69,464)

Total Stockholders' Deficit	(19,704)	(69,464)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$417	$43

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Since
					re-entering the
					Development
					Stage on
					April 24, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
REVENUE	$-	$-	$-	$-	$-
COST OF SALE	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	2,700	2,208	12,845	9,276	82,309

Total Operating Expenses	2,700	2,208	12,845	9,276	82,309

LOSS FROM OPERATIONS	(2,700)	(2,208)	(12,845)	(9,276)	(82,309)

OTHER EXPENSES
Loss on derivative liability	(12,500)	-	(19,102)	-	(19,102)
Interest Expense	(19)	-	(19)	-	(19)

LOSS BEFORE INCOME TAXES	(15,219)	(2,208)	(31,966)	(9,276)	(101,430)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(15,219)	$(2,208)	$(31,966)	$(9,276)	$(101,430)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	11,585,694	5,281,346	7,405,888	5,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Stockholders' (Deficit)
(Unaudited)

					Deficit
			Additional		Accumulated
	Common Stock		Paid-in	Accumulated	During the
	Shares	Amount	Capital	Deficit	Exploration Stage	Total

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the nine months ended September 30, 2010	-	-	-	-	(31,966)	(31,966)

Balance, September 30, 2010	15,281,346	$15,281	$817,819	$(751,374)	$(101,430)	$(19,704)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Since
			re-entering the
			Exploration
			Stage on
			April 24, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,966)	$(9,276)	$(101,430)
Adjustments to reconcile net loss to net used by operating activities:
Loss on derivative liability	19,102	-	19,317
Changes in operating assets and liabilities Accounts payable and accrued expenses	(196)	-	(196)

Net Cash Used in Operating Activities	(13,060)	(9,276)	(82,309)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of common stock	10,000	-	10,000
Proceeds from related party advances	3,434	9,375	72,726

Net Cash Provided by Financing Activities	13,434	9,375	82,726

NET INCREASE IN CASH	374	99	417
CASH AT BEGINNING OF PERIOD	43	16	-
CASH AT END OF PERIOD	$417	$115	$417

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Related party advances contributed to capital	$71,726	$-	$71,726

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements included in Form 10-K.  The results of operations for the interim periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The Company’s financial instruments consist principally of cash, amounts due to a related party, accounts payable and accrued expenses, and derivative liabilities. ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (continued)
The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including warrants not indexed to the Company’s stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.

The fair value of the derivative instruments are determined based on “Level 3” inputs, which consist of inputs that are both unobservable and significant to the overall fair value measurement. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1:  Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2:  Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3:  Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2010.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	September 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$19,102	$19,102
Total liabilities at fair value	$-	$-	$19,102	$19,102

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month  period ended September 30, 2010:

Financial Instruments (continued)
	Derivatives	Total

Beginning balance	$-	$-

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	19,102	19,102
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	-	-

Transfers in and/or out of Level 3	-	-

Ending balance	$19,102	$19,102

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2010	$19,102	$19,102

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the nine month period ended September 30, 2010, are reported in other expenses as follows:

Other Expenses

Total gains or losses included in earnings (or changes in net assets) for the period ended September 30, 2010	$(19,102)

Change in unrealized gains or losses relating to liabilities still held at September 30, 2010	$19,102

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)
1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (early adoption is permitted). The Company adopted FASB Accounting Standards Update No. 2010-06 for the three month period ended September 30, 2010 and updated its disclosures as a result.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted FASB Accounting Standards Update No. 2010-009 for the nine month period ended September 30, 2010 and updated its disclosures as a result.

The Company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 - CAPITAL STOCK

Common Stock
The Company has authorized 50,000,000 shares of common stock with a par value of $0.001.  At September 30, 2010 and December 31, 2009, the Company had 15,281,346 and 5,281,346 shares issued and outstanding, respectively.

On August 4, 2010 the Company issued 10,000,000 shares of common stock to the Company’s primary shareholder for $10,000 in cash.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation
For the nine month period ended September 30, 2010, the Company did not pay any compensation to any officer or director of the Company.

Office Space
The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances
An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  During the nine months ended September 30, 2010 the officer and shareholder forgave the balance of the debt, which totaled $71,726.  Because the individual is a shareholder and a related party of the Company, the forgiveness was recorded as contributed capital.

Related Party Notes Payable
On July 30, 2010, the Company entered into a $1,000 promissory note with a related party.  The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2010. As of September 30, 2010, the Company has recorded $19 in accrued interest on this loan.

NOTE 6 - DERIVATIVE LIABILITY

In connection with the change in control of the Company which occurred in February 2010, the Company issued a warrant with a term of three years which is exercisable for a number of shares of Company Common Stock equal to 0.005 times the total outstanding shares of common stock of the Company immediately following a reverse merger or similar transaction and each subsequent financing in the form of a public offering or private placement which occurs within (6) months of the reverse merger.

Due to the fact that the number of shares issuable under this warrant cannot be determined, it is classified as a derivative liability and is valued on a recurring basis.

The fair value of the derivative liability at September 30, 2010 totaling $19,102 was calculated using the following assumptions:
September 30, 2010
Expected volatility	400%
Expected dividends	0%
Expected term (in years)	5
Risk-free rate	.0019%

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the three months ended September 30, 2010 and September 30, 2009

We generated no gross revenue for the three months ended September 30, 2010 and September 30, 2009. Our Operating Expenses during the three month period ended September 30, 2010 equaled $2,700, consisting primarily of $2,010 in professional fees. We had interest expense of $19 for the period. We recognized a loss of $12,500 relating to the change in fair value of a derivative liability.  We therefore, recorded a net loss of $15,219 for the three months ended September 30, 2010.

Our Operating Expenses during the three month period ended September 30, 2009 equaled $2,208, consisting primarily of $1,920 in professional fees. We did not have interest expense or any other income or expense amounts. We therefore, recorded a net loss of $2,208 for the three months ended September 30, 2009.

Results of Operations for the nine months ended September 30, 2010 and September 30, 2009

We generated no gross revenue for the nine months ended September 30, 2010 and September 30, 2009. Our Operating Expenses during the nine month period ended September 30, 2010 equaled $12,845, consisting primarily of $8,601 in professional fees and $3,684 in other reporting and public company costs. We had interest expense of $19 for the period and we recognized a loss of $19,102 relating to the change in fair value of a derivative liability.  We therefore, recorded a net loss of $31,966 for the nine months ended September 30, 2010.

Our Operating Expenses during the nine month period ended September 30, 2009 equaled $9,276, consisting primarily of $7,800 in professional fees. We did not have interest expense or any other income or expense amounts. We therefore, recorded a net loss of $9,276 for the nine months ended September 30, 2009.

Results of Operations for the Period from April 24, 2004 (date of re-entering the exploration stage) until September 30, 2010

For the period from April 24, 2004 (Date of re-entry of the exploration stage) until September 30, 2010, we generated no revenue.  Our Operating Expenses during the period equaled $82,309, consisting primarily of $62,408 in professional fees and $17,309 in other reporting and public company costs. We had interest expense of $19 for the period and we recorded a loss on a derivative of $19,102. We therefore, recorded a net loss of $101,430 for the period from April 24, 2004 (Date of re-entry of the exploration stage) until September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $417, all in Cash. Our total current liabilities as of September 30, 2010 were $20,121, consisting of $19 in Accounts Payable and Accrued Expenses, $1,000 in Related Party Advances and $19,102 in a derivative liability.  Thus, we have a working capital deficit of $19,704 as of September 30, 2010.

Operating activities used $13,060 and $9,276 in cash for the nine months ended September 30, 2010 and 2009 and $82,309 from April 24, 2004 (Date of re-entry of the exploration stage) until September 30, 2010, respectively.

Financing Activities generated $13,434 in cash for the nine months ended September 30, 2010 from $3,434 related party advances, and $10,000 from the sale of common stock.   During the nine months ended September 30, 2009, the Company’s financing activities generated $9,375 from related party advances.  Financing activities generated $82,726 in cash during the period from April 24, 2004 (Date of re-entry of the exploration stage) until September 30, 2010, due to proceeds of $72,726 from related party advances and $10,000 from the sale of common stock.

As of September 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We will attempt to obtain operating capital through the use of private equity fundraising, shareholders loans, or a business combination. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

A potential target company should be aware that the market price and trading volume of the securities of VHMC, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in VHMC within the United States financial community. VHMC does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and ask prices and are unlikely to take positions in VHMC's securities for their own account or customers without active encouragement and basis for doing so. In addition, certain market makers may take short positions in VHMC's securities, which may result in a significant pressure on their market price. VHMC may consider the ability and commitment of a target company to actively encourage interest in VHMC's securities following a business combination in deciding whether to enter into a transaction with such company.

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

 Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

(a)      Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are not effective at these reasonable assurance levels due to the lack of adequate segregation of duties and the absence of an audit committee.  The Company has plans to address these material weaknesses in internal control when funds become available to do so.

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

(b)      Changes in Internal Control over Financial Reporting

      During the three months ended September 30, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal  Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2010 the Company received $10,000 for the issuance of 10,000,000 shares of its common stock to the Company’s primary shareholder, Coron Capital Management, LLC.  The Board approved the issuance and instructed the Company’s transfer agent to issue the shares on November 5, 2010. The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed & Reserved

None

Item 5. Other Information.

None

Item 6.     Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY
(Registrant)

Date: November 22, 2010

/s/ John Hickey
(Signature)
John Hickey
Chief Executive Officer