Form 10-K
period 2010-12-31
Valley High Mining CO
filed 2011-04-15
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

 (Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒   No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ The issuer is not aware of any delinquent filers.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

As of the close of business on June 30, 2010 , the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable due to a lack of trading in the Company’s common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
As of April 12, 2011, the Issuer had 15,281,346 common capital shares issued and outstanding, of which 15,000,000 are "restricted."

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

In April 1989, a Mr. Joe Needle, took control of the Company. Between 1989 and 1994, Mr. Needle attempted to resurrect or revive us in some fashion; however, in 1994 he suddenly and unexpectedly passed away. At the time of Mr. Needle's passing, two other individuals were at that time on the board, namely, Messrs. George D. Fehr and Adrian Gerritsen. Mr. Needle's daughter, Susan B. "Cookie" Needle, a Florida resident, was either already serving on the board or took a position on the Board of Directors upon her father's death. Between the time of Mr. Needle's death in 1994 and October 2003, these three individuals comprised the Board of Directors of the Company. During this same period of time, the only activity engaged in by the Company was that minimal activity necessary to keep the Company current and in good standing with the Utah Division of Corporations, the Utah Tax Commission and the Internal Revenue Service.

Effective, October 24, 2003, the directors of the Company agreed to resign and appoint in their place and stead, Mr. John Michael Coombs, his wife, Dorothy C. Coombs, and the brother of Dorothy Coombs, George J. Cayias, all residents of Salt Lake City, Utah. After new management took control of the Company, documentation with the Utah Division of Corporations was filed setting forth the new directors and further identifying Mr. Coombs as the new registered agent.

On February 27, 2004, we formed a wholly-owned subsidiary in Nevada under the name "Valley High Mining Company" for the purpose of changing our domicile to Nevada. On March 12, 2004, Valley High Oil, Gas & Minerals, Inc., the parent corporation, and Valley High Mining Company, the wholly-owned Nevada subsidiary, entered into an Agreement and Plan of Merger ("Agreement and Plan") whereby the former merged with and into the latter, thereby changing the Company's domicile to Nevada.  The Agreement and Plan provided, among other things, that for every 35 shares of Valley High Oil, Gas & Minerals, Inc., a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger. Another provision in the Agreement and Plan provided that Mr. John Michael Coombs, a Salt Lake City, Utah, resident, was designated to be the only officer and director of the survivor in the merger. Nevada law, as opposed to Utah law, allows such.

On March 26, 2004, a majority of the shareholders' approved the merger and change of domicile transaction. Having obtained approval of the Plan and Agreement by a majority of our shareholders and having filed Articles of Merger with the Nevada Secretary of State, the Secretary of State of Nevada stamped and accepted the Articles of Merger on April 13, 2004. The merger transaction was effective by operation of law on the date that the Articles of Merger were accepted for filing namely, April 19, 2004. Among other things, this transaction changed our par value per share to $0.001. As a result of the merger, there were a total of 281,346 post-merger shares (including 33 rounding for fractional shares issued).

On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"). Entering into this lease agreement was NOT an arm's length transaction because the immediate family of Mr. Coombs, our former president and chairman of the board, owned and controlled the mineral claims leased to us. The terms of the lease consideration were based upon prior lease agreements that North Beck had entered into with other mining companies in the past. Pursuant to the aforementioned mining lease agreement with North Beck, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). Immediately upon consummation of the merger/change of domicile transaction, North Beck was issued, as mining lease consideration, a total of 5,000,000 "restricted" shares, Our former president and sole director, John Michael Coombs, both directly and indirectly controls North Beck, the owner of the North Beck Claims. As a result of a change in control in February 2010, in which Coron Capital, LLC purchased 5,000,000 of the Company’s 5,281,346 outstanding shares of common stock, the Company's current principal business activity changed  to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method and the Company relinquished the North Beck Claims.

The Company seeks to complete a reverse merger or other business combination with a private operating company.  As a "reporting company," the Company may be more attractive to a private acquisition target because its common stock is eligible to be quoted on the OTC Bulletin Board, although there is no assurance it will be quoted.

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

Any entity which has an interest in being acquired by, or merging into, the Company is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholder, the transaction is likely to result in substantial gains to the current principal stockholder relative to its purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by the principal stockholder of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

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

In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal or, if no stockholders meeting will be held, prior to consummating the proposed transaction. Minority shareholders may have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

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
* whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future, of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission;
* capital requirements and anticipated availability of required funds to be provided by the Company or from operations through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
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

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of any specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 72 days following completion of a merger or acquisition transaction; and the like.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances, the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986, as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of services require compensation at the time or soon after the services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to acquire those services.

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
ITEM 2. PROPERTY.

Executive Offices/Facilities.

Our executive office is located at 946 E 1300 N, Mapleton, UT 84664.  Our telephone number is 801-592-4014. This is also the business office address of our CEO and sole director. We pay no rent for the use of this address or facility. We do not believe that we will need to maintain any other or additional office space at any time in the foreseeable future in order to carry out our plan of operations described in this document. We believe that the current facilities provided by our president are adequate to meet our needs until we execute our business plan.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no pending legal proceedings to which we or any officer, director or major stockholder is a party or to which any of our mineral claims is subject and, to the best of our knowledge, information and belief, no such actions against us are contemplated or threatened.

ITEM 4. [REMOVED AND RESERVED].

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our shares are currently quoted on OTC Markets under the symbol VHMC. The following table sets forth the trading activity in our stock over the last two fiscal years as reported by the OTC Bulletin Board, and represents prices between dealers that do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions at the indicated prices:

VHMC - VALLEY HIGH MINING	Years Ending December 2009 and 2010

	BID			ASK			PRICE
END DATE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	HIGH	LOW	CLOSE	VOLUME
12/31/2009	0	0	0	0	0	0	0	0	0	0
09/30/2009	0	0	0	0	0	0	0	0	0	0
06/30/2009	0	0	0	0	0	0	0	0	0	0
03/31/2009	0.22	0	0	0.51	0	0	0.22	0	0	11,000

12/31/2010	0	0	0	0	0	0	0	0	0	0
09/30/2010	0	0	0	0	0	0	0	0	0	0
06/30/2010	0	0	0	0	0	0	0	0	0	0
03/31/2010	0	0	0	0	0	0	0	0	0	0

Currently, there are 15,281,346 shares of our common stock issued and outstanding. As of the date of this Annual Report, only 281,346 of these shares may be sold without restriction. This is because all such 281,346 shares have been issued and outstanding for over 20 years. As to the additional 15,000,000 "restricted" shares currently issued and outstanding, these shares are held by Coron Capital, LLC. These 15,000,000 "restricted" shares represent approximately 98.2% of our total number of issued and outstanding shares and are held by insiders and affiliates.

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

Holders.

According to our stock transfer agent, Standard Registrar & Transfer in Draper, Utah, as of the date of this Annual Report, there were approximately 1,139 holders of record of our common capital stock.

Description of Our Securities.

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 15,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2010. We have no preferred shares issued or authorized.

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

Recent Sales of Unregistered Securities.

On August 4, 2010, the Company issued 10,000,000 shares of common stock to its principal shareholder for $10,000 in a private placement pursuant to Section 4(2) of the Securities Act.

Use of Proceeds of Registered Securities.

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers.

None; not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Responding to this item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

ITEM 7A.
QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No response to this item is required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Valley High Mining Company
(An Exploration Stage Company)
Mapleton, Utah

We have audited the accompanying balance sheet of Valley High Mining Company (An Exploration Stage Company) (the “Company”), as of December 31, 2010, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 include total revenues of $-0- and a net loss of $69,464, respectively. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2010, insofar as it relates to amounts from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has not yet established an ongoing source of revenues sufficient to cover its operating costs. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Valley High Mining Company
Salt Lake City, Utah

We have audited the accompanying balance sheet of Valley High Mining Company [an exploration stage company] as of December 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009.  Valley High Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Valley High Mining Company will continue as a going concern. As discussed in Note 2 to the financial statements, Valley High Mining Company has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 31, 2010

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$2,804	$43
Prepaid expenses	1,437	-

Total Current Assets	4,241	43

TOTAL ASSETS	$4,241	$43

LIABILITIES AND STOCKHOLDERS' DEFICT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$27	$215
Related party payable	-	69,292
Note payable – related party	10,000	-
Derivative liability	75,046	-

Total Current Liabilities	85,073	69,507

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 and 5,281,346 shares issued and outstanding, respectively	15,281	5,281
Additional paid-in capital	817,819	746,093
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(162,558)	(69,464)

Total Stockholders' Deficit	(80,832)	(69,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,241	$43

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	18,014	11,613	87,478

Total Operating Expenses	18,014	11,613	87,478

LOSS FROM OPERATIONS	(18,014)	(11,613)	(87,478)

OTHER EXPENSES

Loss on derivative liability	(75,046)	-	(75,046)
Interest expense	(34)	-	(34)

Total Other Expenses	(75,080)	-	(75,080)

LOSS BEFORE INCOME TAXES	(93,094)	(11,613)	(162,558)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(93,094)	$(11,613)	$(162,558)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,390,935	5,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statement of Stockholders' Deficit

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims
lease valued at shareholder carryover
basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended
December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended
December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended
December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended
December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended
December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt to related party	-	-	71,726	-	-	71,726

Common stock issued for cash
at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year
ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	$15,281	$817,819	$(751,374)	$(162,558)	$(80,832)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(93,094)	$(11,613)	$(162,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liability	75,046	-	75,046
Changes in operating assets and liabilities
Prepaid expenses	(1,437)	-	(1,437)
Accounts payable and accrued expenses	(188)	215	27

Net Cash Used in Operating Activities	(19,673)	(11,398)	(88,922)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	10,000	-	10,000
Proceeds from related party advances and notes	13,434	11,425	82,726
Repayment of related party advances and notes	(1,000)	-	(1,000)

Net Cash Provided by Financing Activities	22,434	11,425	91,726

NET INCREASE IN CASH	2,761	27	2,804
CASH AT BEGINNING OF PERIOD	43	16	-

CASH AT END OF PERIOD	$2,804	$43	$2,804

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$33	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt to related party	$71,726	$-	$71,726

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc. The Company was suspended for failure to file annual reports. In December 2001, all required reports were filed and the Company’s charter was reinstated.  In April 2004, the Company merged with Valley High Mining Company, a Nevada corporation and wholly-owned subsidiary of the Company incorporated on February 27, 2004.  The Nevada Corporation became the surviving entity. The Company is considered to have re-entered into the exploration stage on April 19, 2004.  The Company has not generated any revenues and is considered to be an exploration stage company according to the provisions of Industry Guide 7.  Pursuant to a February 12, 2010 Stock Purchase Agreement, Coron Capital, LLC purchased from John Michael Coombs Family Living Trust and North Beck Joint Venture, LLC, 5,000,000 shares of the Company’s common stock representing 94.7% of the Company’s total outstanding shares. In connection with the stock purchase, John Michael Coombs resigned each of his positions as an officer and director of the Company and John Thomas Hickey was appointed as a Director, CEO and CFO.  Coron Capital, LLC plans to use the Company to seek a reverse merger or other business combination with a private operating company.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash, amounts due to a related party, accounts payable and accrued expenses, and derivative liabilities. ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, establish a framework for measuring fair value, establish a fair value hierarchy based on the quality of inputs used to measure fair value, and enhance disclosure requirements for fair value measurements.

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

Financial assets and liabilities recorded on the balance sheet are categorized based on the inputs to the valuation techniques as follows:

Level 1   Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2   Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 3   Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2010.  These items are included in “derivative liability” on the consolidated balance sheet.
	Fair Value Measurements on a Recurring Basis
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$75,046	$75,046

Total liabilities at fair value	$-	$-	$75,046	$75,046

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2010 and 2011.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Derivatives	Total
Beginning balance, January 1, 2010	$-	$-
Total gains or (losses) (realized/unrealized):
Included in earnings (or changes in net assets)	(75,046)	(75,046)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	-	-
Transfers in and/or out of Level 3	-	-

Ending balance, December 31, 2010	(75,046)	(75,046)
The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to liabilities still held at December 31, 2010	$(75,046)	$(75,046)

The fair value of the derivative liability at December 31, 2010, totaling $75,046, was calculated using the Black-Scholes Option Pricing model under the assumptions detailed in Note 4. Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the year ended December 31, 2010, are reported in other expenses as follows:

Other
Expenses
Loss on derivative liability for the period ended December 31, 2010	$(75,046)
Change in unrealized gains or losses relating to derivative liability still held at December 31, 2010	$(75,046)

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010, and 2009.

Loss Per Share
The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share.”

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Recently Issued Accounting Pronouncements
In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

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

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (early adoption is permitted). The Company adopted FASB Accounting Standards Update No. 2010-06 for the year ended December 31, 2010 and updated its disclosures as a result.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which provides amendments to Subtopic 855-10 as follows:

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)
1.
An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

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

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted FASB Accounting Standards Update No. 2010-009 for the year ended December 31, 2010 and updated its disclosures as a result.

The Company’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

 NOTE 2 - GOING CONCERN

 The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it consummates a business combination. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3- RELATED PARTY TRANSACTIONS

Management Compensation
For the years ended December 31, 2010 and 2009, the Company did not pay any compensation to any officer or director of the Company.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 3- RELATED PARTY TRANSACTIONS (CONTINUED)

Office Space
The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Related Party Advances
On July 30, 2010 the Company entered into a $1,000 promissory note with a related party.  The note bears interest at 10% per annum, is unsecured, and is due on December 31, 2010.  On November 16, 2010 the note was repaid along with $33 of accrued interest.

An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company.  At December 31, 2009 the Company owed the shareholder $69,292.   During the year ended December 31, 2010, the officer and shareholder made $2,434 in additional advances and then forgave $71,726 of the debt.  Because the individual is a shareholder and a related party of the Company, the forgiveness was recorded as contributed capital.

On November 16, 2010 the Company entered into a $10,000 note payable with a related party. The note payable is unsecured, due on demand and bears no interest.  The note payable was modified subsequent to December 31, 2010 by adding a substantive conversion feature (see Note 8).

NOTE 4 – DERIVATIVE LIABILITY

In connection with the change in control of the Company which occurred in February 2010, the Company entered into an equity agreement with a term of three years from the date the company consummates a merger.  The warrant’s expected term is 5 years from the time of issuance in February 2010 and 4.25 years from December 31, 2010.  The additional two years is reflective of management’s estimate of the time to consummate a merger. The warrants are exercisable for a number of shares of Company’s common stock equal to 0.005 times the total outstanding shares of common stock of the Company immediately following a reverse merger or similar transaction and each subsequent financing in the form of a public offering or private placement which occurs within (6) months of the reverse merger.

Due to the fact that the number of shares issuable under this agreement cannot be determined, it is classified as a derivative liability and is valued on a recurring basis.  The fair value of the derivative liability at December 31, 2010 totaling $75,046 was calculated using the Black-Scholes Option Pricing model under the following assumptions:

December 31, 2010
Estimated number of underlying shares	176,336
Estimated market price per share	$0.426
Exercise price per share	$0.001
Expected volatility	190%
Expected dividends	0%
Expected term (in years)	4.25
Risk-free rate	1.77%

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2010 and 2011.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
NOTE 5 - CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001.  At December 31, 2010 and December 31, 2009, the Company had 15,281,346 and 5,281,346 shares issued and outstanding, respectively.

On August 4, 2010 the Company issued 10,000,000 shares of common stock to the Company’s primary shareholder for $10,000 in cash.

In April 2004, the Company issued 5,000,000 shares of common stock.  The shares were issued for mining claims valued at the historical carrying value of the contributing shareholder of $0.

NOTE 6 - INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative NOL of $87,512. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:
	2010	2009
Cumulative NOL	$87,512	$69,464
Deferred Tax assets: (34% Federal, 0% Nevada)
Net operating loss carry forwards	29,754	23,618
Loss on derivative liability	25,516	-
Valuation allowance	(55,270)	(23,618)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book loss from operations	(31,652)	(3,948)
Change in valuation allowance	31,652	3,948
	$-	$-

The Company’s net operating loss carry forwards of approximately $87,512 expire in various years through 2030. The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

NOTE 7- COMMITMENTS AND CONTINGENCIES

Contingent Liabilities
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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7- COMMITMENTS AND CONTINGENCIES (CONTINUED)

Derivative Liability
As described in Note 4, the Company entered into an agreement which has been accounted for as a derivative.  In accordance with ASC 450 “Contingencies” the Company has accrued a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated.  The fair value of this liability is closely linked to whether the Company enters a reverse merger, initiates a public offering of stock or engages in a similar transaction.  The Company believes that the realization of one or more of these events in the near future is probable and when realized, it could have a material effect on the value of the derivative liability recorded.

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2010 and 2011.

NOTE 8- SUBSEQUENT EVENTS

In accordance with ASC 855, the Company evaluated subsequent events through the date these financial statements were available to be issued and determined that there were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows.

On November 16, 2010, the Company entered into a $10,000 note payable with a related party. The note payable is unsecured, due on demand and bears no interest.  The note payable was modified on March 4, 2011, on which date the quoted market price of our common shares was $0.25 per share, by adding a substantive conversion feature. The substantive conversion feature added included a conversion feature for the note to be convertible into shares of the Company’s common stock at par value, $0.001 per share.  The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt since a substantive conversion feature was added. However; no gain or loss, calculated as the difference between the carrying value of the debt prior to modification and the fair value of the debt, will be recognized upon modification due to there being no change between the fair value of the new debt and the carrying value of the debt prior to modification. The Company’s management evaluated the conversion terms of this note and has concluded that there was not a derivative liability but a beneficial conversion feature (“BCF”) was created. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the conversion price and the fair value of the common stock. The fair value of the BCF exceeds the $10,000 of proceeds received and is thus capped at $10,000. The $10,000 value of the BCF related to this note will be recorded as a debt discount against the carrying value of the note payable and as an increase to additional paid-in capital. Because the note payable is due on demand, the Company will amortize the debt discount immediately and record the amortization as interest expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's management has concluded that the Company's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer, also acting as chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of December 31, 2010, our principal officers identified material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management identified that, as of that date, there was a significant deficiency, or a combination of deficiencies, in our internal control over financial reporting resulting from: (i) our lack of segregation of duties over incompatible functions due to the Company’s small number of personnel; (ii) our lack of the implementation of specific anti-fraud controls as certain individuals have access to both accounting records and corporate assets; and (iii) our lack of an Audit Committee to oversee the effectiveness of the internal control system.
As a result of the material weaknesses described above, our management has determined that, as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the  rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Directors and Executive Officers	Position/Title	Age
John Thomas Hickey	President, Chief Executive Officer, Secretary and Treasurer, CFO and Director	47

There are no family relationships among our directors or executive officers; however, Mr. Hickey is the  brother of one of the owners of Coron Capital, LLC which is our majority shareholder.

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

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Meetings and Committees.

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

The current Board of Directors (currently consisting of Mr. Hickey only) has established no committees. As set forth in our Nevada Articles of Incorporation and Bylaws, copies of which are attached to our original 10-SB registration statement as exhibits, all directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Though we have not compensated any director for his or her service on the board of directors or any committee, directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board of directors and any committee of the board of directors. Due to our current lack of capital resources, our current director and any future directors will likely defer his, her or their expenses and any compensation due and owing them, if any. We currently have no standing committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement.   We are not aware of any late or missed filings due under Section 16(a) for the fiscal year ended December 31, 2010.

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

Absence of Management Employment Agreements and Compensation.

We do not pay any of our officers any salary. We do not provide any other benefits to our officers. We do not have any written agreements with any of our officers and directors. Our officers and directors may engage in other businesses, either individually or through partnerships, limited liability companies, or corporations in which they have an interest, hold an office or serve on boards of directors of other companies or entities. All officers and directors have other business interests to which they devote their time. Mr. Coombs, our former sole officer and director, received no compensation for service as an officer for the year ended December 31, 2010.

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

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End.

None; not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of our knowledge, as of the date of this document, with respect to each person known to be the owner of more than 5% of common capital stock of us, each director and officer, and all executive officers and directors of us as a group. As of the date of this document there are 15,281,346 common capital shares issued and outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially* owned		Percent of Ownership of Common Stock Outstanding
Coron Capital, LLC (1) 2435 Scenic Drive Salt Lake City, Utah 84109	15,000,000	(2)	98.2%

John Hickey (1)	0		0%

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

(1) John Hickey is the brother of one of the owners of Coron Capital, LLC.

(2) This figure represents the 5,000,000 "restricted" shares acquired from John Michael Coombs in February 2010.

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

Transactions with Promoters and Control Persons.

During our last five fiscal years, there have been no material transactions nor are there any currently proposed transactions, in which we were or will be a party and in which the amount involved exceeded $60,000 and further, in which any promoter or founder of ours or any member of his immediate family, had an interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered us by GBH CPAs, PC, our current registered independent public accounting firm, for the year ended December 31, 2010 and by Pritchett, Siler & Hardy, Certified Public Accountants, our former registered independent public accounting firm, for the years ended December 31, 2010 and 2009 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2010	2009
Audit Fees	$15,417	$8,500
Audit-related Fees	800	0
Tax Fees	0	0
Other Fees	0	0
Total Fees	$16,217	$8,500

Audit fees for the years ended December 31, 2010 and 2009 were primarily for professional services rendered for the audits of our financial statements included in the Annual Reports on Form 10-K and quarterly reviews of the financial statements included in the Quarterly Reports on Form 10-Q.

Audit-Related Fees as of the years ended December 31, 2010 and 2009 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2010 and 2009 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as either Tax Fees or Other Fees for the years ended December 31, 2010 and 2009.

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

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY, Issuer

Date:	April 15, 2011	By:	/s/John Thomas Hickey
John Thomas Hickey
Chairman of the Board, President, Chief Executive Officer (CEO) and Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer