Form 10-Q
period 2011-03-31
Valley High Mining CO
filed 2011-05-20
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of May 18, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash	$128	$2,804
Prepaid expenses	-	1,437

Total Current Assets	128	4,241

TOTAL ASSETS	$128	$4,241

LIABILITIES AND STOCKHOLDERS' DEFICT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,740	$27
Note payable - related party	10,000	10,000
Derivative liability	75,046	75,046

Total Current Liabilities	93,786	85,073

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 shares issued and outstanding, respectively	15,281	15,281
Additional paid-in capital	827,819	817,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(185,384)	(162,558)

Total Stockholders' Deficit	(93,658)	(80,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128	$4,241

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31, 2011		March 31,
	2011	2010	2011

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	12,826	6,327	100,304

Total Operating Expenses	12,826	6,327	100,304

LOSS FROM OPERATIONS	(12,826)	(6,327)	(100,304)

OTHER EXPENSES

Loss on derivative liability	-	(6,602)	(75,046)
Interest expense	(10,000)	-	(10,034)

Total Other Expenses	(10,000)	(6,602)	(85,080)

LOSS BEFORE INCOME TAXES	(22,826)	(12,929)	(185,384)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(22,826)	$(12,929)	$(185,384)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,281,346	5,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	10,000	-	-	10,000

Net loss for the three months ended March 31, 2011	-	-	-	-	(22,826)	(22,826)

Balance, March 31, 2011	15,281,346	$15,281	$827,819	$(751,374)	$(185,384)	$(93,658)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,826)	$(12,929)	$(185,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	10,000	-	10,000
Loss on derivative liability	-	-	75,046
Changes in operating assets and liabilities
Prepaid expenses	1,437	-	-
Derivatives payable	-	6,602	-
Accounts payable and accrued expenses	8,713	3,927	8,740

Net Cash Used in Operating Activities	(2,676)	(2,400)	(91,598)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from related party advances and notes	-	2,357	82,726
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	-	2,357	91,726

NET (DECREASE) INCREASE IN CASH	(2,676)	(43)	128
CASH AT BEGINNING OF PERIOD	2,804	43	-

CASH AT END OF PERIOD	$128	$-	$128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt to related party	$-	$71,726	$71,726
Beneficial Conversion Feature	$10,000	$-	$10,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2011.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	March 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$75,046	$75,046
Total liabilities at fair value	$-	$-	$75,046	$75,046

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (Continued)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ended March 31, 2011:

	Derivatives	Total

Beginning balance	$75,046	$75,046

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	-	-

Transfers in and/or out of Level 3	-	-

Ending balance	$75,046	$75,046

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at March 31, 2011	$-	$-

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the three month period ended March 31, 2011, are reported in other expenses as follows:

Other Expenses

Total gains or losses included in earnings (or changes in net assets) for the period ended March 31, 2011	$-

Change in unrealized gains or losses relating to liabilities still held at March 31, 2011	$-

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – NOTE PAYABLE - RELATED PARTY

On November 16, 2010, the Company entered into a $10,000 note payable with a related party. The note payable is unsecured, due on demand and bears no interest. The note payable was modified on March 4, 2011, on which date the quoted market price of our common shares was $0.25 per share, by adding a feature for the note to be convertible into shares of the Company’s common stock at par value, $0.001 per share. The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt since a substantive conversion feature was added. However; no gain or loss, calculated as the difference between the carrying value of the debt prior to modification and the fair value of the debt, will be recognized upon modification due to there being no change between the fair value of the new debt and the carrying value of the debt prior to modification. The Company’s management evaluated the conversion terms of this note and has concluded that there was not a derivative liability but a beneficial conversion feature (“BCF”) was created. The value of the BCF was determined based on the stock price on the day of commitment, the number of convertible shares, and the difference between the conversion price and the fair value of the common stock. The fair value of the BCF exceeds the $10,000 of proceeds received and is thus capped at $10,000. The $10,000 value of the BCF related to this note was recorded as a debt discount against the carrying value of the note payable and as an increase to additional paid-in capital. Because the note payable is due on demand, the Company amortized the debt discount immediately and recorded the amortization as interest expense.

NOTE 5 – EQUITY

The Company did not issue any common or preferred stock during the three months ended March 31, 2011.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Derivative Liability
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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management reviewed all material events through the date these financial statements were issued and there are no material subsequent events to report.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the three months ended March 31, 2011 and March 31, 2010

We generated no revenue for the three months ended March 31, 2011 and 2010. Our operating expenses during the three-month period ended March 31, 2011 equaled $12,826, consisting primarily of approximately $11,700 in professional fees. We had interest expense of $10,000 for the period related to the amortization of the discount related to a note payable.  We therefore, recorded a net loss of $22,826 for the three months ended March 31, 2011.

Our operating expenses during the three month period ended March 31, 2010 equaled $6,327, consisting primarily of approximately $4,000 in professional fees.  We recognized a loss of $6,602 relating to the change in fair value of a derivative liability.  We therefore, recorded a net loss of  $12,929 for the three months ended March 31, 2010.

Results of Operations for the Period from April 19, 2004 (date of re-entering the exploration stage) until March 31, 2011

For the period from April 19, 2004 (Date of re-entry of the exploration stage) until March 31, 2011, we generated no revenue.  Our operating expenses during the period equaled $100,304, consisting primarily of approximately $71,000 in professional fees and approximately $19,000 in other reporting and public company costs. We had interest expense of $10,034 for the period and we recorded a loss on derivative liability of $75,046. We therefore, recorded a net loss of $185,384 for the period from April 19, 2004 (Date of re-entry of the exploration stage) until March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $128, all in cash. Our total current liabilities as of March 31, 2011 were $93,786, consisting of $8,740 in accounts payable and accrued expenses, $10,000 in note payable-related party and $75,046 in derivative liability.  Thus, we have a working capital deficit of $93,658 as of March 31, 2011.

Operating activities used $2,676 and $2,400 in cash for the three months ended March 31, 2011 and 2010, respectively, and $91,598 from April 19, 2004 (Date of re-entry of the exploration stage) until March 31, 2011.

Financing activities generated $0 cash for the three months ended March 31, 2011.  During three months ended March 31, 2010, the Company’s financing activities generated $2,357 from related party advances.  Financing activities generated $91,726 in cash during the period from April 19, 2004 (Date of re-entry of the exploration stage) until March 31, 2011, due to net proceeds of $81,726 from related party advances and $10,000 from the sale of common stock.

As of March 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We will attempt to obtain operating capital through the use of private equity fundraising, shareholders loans, or a business combination. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

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

VALLEY HIGH MINING COMPANY
(Registrant)

Date: May 20, 2011	John Hickey
(Name)

/s/ John Hickey
(Signature) Chief Executive Officer