Form 10-Q
period 2011-06-30
Valley High Mining CO
filed 2011-08-11
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of August 4, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$721	$2,804
Prepaid expenses	2,500	1,437

Total Current Assets	3,221	4,241

TOTAL ASSETS	$3,221	$4,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,826	$27
Notes payable - related party	20,000	10,000
Derivative liability	75,046	75,046

Total Current Liabilities	100,872	85,073

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 shares issued and outstanding, respectively	15,281	15,281
Additional paid-in capital	837,819	817,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(199,377)	(162,558)

Total Stockholders' Deficit	(97,651)	(80,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,221	$4,241

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative expenses	3,993	3,818	16,819	10,145	104,297

Total Operating Expenses	3,993	3,818	16,819	10,145	104,297

LOSS FROM OPERATIONS	(3,993)	(3,818)	(16,819)	(10,145)	(104,297)

OTHER EXPENSES

Loss on derivative liability	-	-	-	(6,602)	(75,046)
Interest expense	(10,000)	-	(20,000)	-	(20,034)

Total Other Expenses	(10,000)	-	(20,000)	(6,602)	(95,080)

LOSS BEFORE INCOME TAXES	(13,993)	(3,818)	(36,819)	(16,747)	(199,377)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(13,993)	$(3,818)	$(36,819)	$(16,747)	$(199,377)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	5,281,346	15,281,346	5,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Stockholders' Deficit

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature (unaudited)	-	-	20,000	-	-	20,000

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	(36,819)	(36,819)

Balance, June 30, 2011 (unaudited)	15,281,346	$15,281	$837,819	$(751,374)	$(199,377)	$(97,651)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Six Months Ended		Through
	June 30,		June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(36,819)	$(16,747)	$(199,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	20,000	-	20,000
Loss on derivative liability	-	6,602	75,046
Changes in operating assets and liabilities:
Prepaid expenses	(1,063)	-	(2,500)
Accounts payable and accrued expenses	5,799	7,745	5,826

Net Cash Used in Operating Activities	(12,083)	(2,400)	(101,005)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from related party advances and notes	10,000	2,357	92,726
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	10,000	2,357	101,726

NET (DECREASE) INCREASE IN CASH	(2,083)	(43)	721
CASH AT BEGINNING OF PERIOD	2,804	43	-

CASH AT END OF PERIOD	$721	$-	$721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$71,726	$71,726
Beneficial conversion feature	$20,000	$-	$20,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Valley High Mining Company (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yetestablished an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Subsequent Events
The Company’s management reviewed all material events through the date of the issuance of these financial statements to determine if therewere any subsequent events to report.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2011

NOTE 4 – NOTES PAYABLE AND RELATED PARTY PAYABLES

On November 16, 2010, the Company entered into a $10,000 note payable with a related party. The note is unsecured, due on demand and bears no interest.  The note payable was modified on March 4, 2011, on which date the quoted market price of our common shares was $0.25 per share, by adding a featurefor the note to be convertible into shares of the Company’s common stock at par value, $0.001 per share.  The Company evaluated the modification and concluded that the modification was an extinguishment of the original debt since a substantive conversion feature was added. However; no gain or loss, calculated as the difference between the carrying value of the debt prior to modification and the fair value of the debt, will be recognized upon modification due to there being no change between the fair value of the new debt and the carrying value of the debt prior to modification.

On April 29, 2011, the Company entered into a $10,000 note payable with a related party.  The note is unsecured, due on demand and bears no interest. The note is convertible into shares of the Company’s common stock at a price of $0.001 per share.  On April 29, 2011, the quoted market price of the Company’s common shares was $0.25 per share.

The Company’s management evaluated the conversion terms of the above notes and concluded that there exists a beneficial conversion feature (“BCF”) associated with each note. The value of the BCF was determined based on the stock price on the day of commitment, the number of shares that the note is convertible into, and the difference between the conversion price and the fair value of the common stock. The fair value of the BCF exceeds the $20,000 of proceeds received and is thus capped at $20,000. The $20,000 value of the BCF related to these notes was recorded as a debt discount against the carrying value of the note payable and as an increase to additional paid-in capital. Because the notes are due on demand, the Company amortized the debt discount immediately and recorded the amortization as interest expense.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Derivative Liability
The Company entered into an agreement which has been accounted for as a derivative.  The Company has accrued a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated.  The fair value of this liability is closely linked to whether the Company enters into a reverse merger, initiates a public offering of stock or engages in a similar transaction.  The Company believes that the realization of one or more of these events in the near future is probable and when realized, it could have a material effect on the value of the derivative liability recorded.

The main factors that will affect the fair value of the derivative are the number of the Company’s shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2010 and 2011.

As of June 30, 2011 and December 31, 2010, the estimated fair value of this derivative was $75,046.  The Company revalues the derivative each reporting period and no material change in value has occurred.

NOTE6 – SUBSEQUENT EVENTS

On July 6, 2011, the Company entered into a $10,000 note payable with a related party.  The note is unsecured, due on demand and bears no interest. The note is convertible into shares of the Company’s common stock at a price of $0.001 per share.

On Aug 4, 2011, the Company replaced the three notes payable with the related party with one note payable for the total $30,000 outstanding.  This note is unsecured, due on December 31, 2015 and bears interest at 8%.  This note is also convertible into shares of the Company’s common stock at a price of $0.001 per share.

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

Results of Operations for the three months ended June 30, 2011 and June 30, 2010

We generated no revenue for the three months ended June 30, 2011 and June 30, 2010. Our operating expenses during the three month period ended June 30, 2011 equaled $3,993, consisting primarily of $3,576 in professional fees. We had interest expense of $10,000 for the period related to the amortization of the beneficial conversion feature related to a note payable entered into during the period.  We therefore, recorded a net loss of $13,993 for the three months ended June 30, 2011.

Our operating expenses during the three month period ended June 30, 2010 equaled $3,818, consisting entirely of professional fees.  We therefore, recorded a net loss of $3,818 for the three months ended June 30, 2010.

Results of Operations for the six months ended June 30, 2011 and June 30, 2010

We generated no revenue for the six months ended June 30, 2011 and June 30, 2010. Our operating expenses during the six month period ended June 30, 2011 equaled $16,819, consisting primarily of $16,186 in professional fees. We had interest expense of $20,000 for the period related to the amortization of the beneficial conversion feature related to notes payable entered during the period.  We therefore, recorded a net loss of $36,819 for the six months ended June 30, 2011.

Our operating expenses during the six month period ended June 30, 2010 equaled $10,145, consisting primarily of $9,516 in professional fees.  We had no interest expense for the period and we recorded a loss on derivative liability of $6,602. We therefore, recorded a net loss of $16,747 for the six months ended June 30, 2010.

Results of Operations for the Period from April 19, 2004 (date of re-entering into the exploration stage) until June 30, 2011.

For the period from April 19, 2004 (Date of re-entry of the exploration stage) until June 30, 2011, we generated no revenue.  Our operating expenses during the period equaled $104,297, consisting primarily of $95,167 in professional fees and other public company costs.  We had interest expense of $20,034 for the period and we recorded a loss on derivative liability of $75,046.  We therefore, recorded a net loss of $199,377 for the period from April 19, 2004 (Date of re-entry into the exploration stage) until June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $3,221 consisting of $721 in cash and $2,500 in prepaid expenses. Our total current liabilities as of June 30, 2011 were $100,872, consisting of $5,826 in accounts payable and accrued expenses, $20,000 in note payable-related party and $75,046 in derivative liability.  Thus, we have a working capital deficit of $97,651 as of June 30, 2011.

Operating activities used $12,083 and $2,400in cash for the six months ended June 30, 2011 and 2010 and $101,005 from April 19, 2004 (Date of re-entry into the exploration stage) until June 30, 2011, respectively.

Financing Activities generated $10,000 cash for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company’s financing activities generated $2,357 from related party advances.  Financing activities generated $101,726 in cash during the period from April 19, 2004 (Date of re-entry into the exploration stage) until June 30, 2011, due to net proceeds of $92,726 from related party advances and $10,000 from the sale of common stock.

As of June 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We will attempt to obtain operating capital through the use of private equity fundraising, shareholders loans, or a business combination. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

(b)      Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

VALLEY HIGH MINING COMPANY
(Registrant)

Date: August 9, 2011	John Hickey
(Name)

/s/ John Hickey
(Signature)
Chief Executive Officer