Form 10-Q
period 2011-09-30
Valley High Mining CO
filed 2011-11-15
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of November 8, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS

Cash	$3,782	$2,804
Prepaid expenses	-	1,437

Total Current Assets	3,782	4,241

TOTAL ASSETS	$3,782	$4,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$375	$27
Convertible notes payable - related party	30,000	10,000
Derivative liability	75,046	75,046

Total Current Liabilities	105,421	85,073

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 shares issued and outstanding	15,281	15,281
Additional paid-in capital	847,819	817,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(213,365)	(162,558)

Total Stockholders' Deficit	(101,639)	(80,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,782	$4,241

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative expenses	3,613	2,700	20,432	12,845	107,910

Total Operating Expenses	3,613	2,700	20,432	12,845	107,910

LOSS FROM OPERATIONS	(3,613)	(2,700)	(20,432)	(12,845)	(107,910)

OTHER EXPENSES

Loss on derivative liability	-	(12,500)	-	(19,102)	(75,046)
Interest expense	(10,375)	(19)	(30,375)	(19)	(30,409)

Total Other Expenses	(10,375)	(12,519)	(30,375)	(19,121)	(105,455)

LOSS BEFORE INCOME TAXES	(13,988)	(15,219)	(50,807)	(31,966)	(213,365)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(13,988)	$(15,219)	$(50,807)	$(31,966)	$(213,365)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	11,585,694	15,281,346	7,405,888

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Stockholders' Deficit
(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss for the nine months ended September 30, 2011	-	-	-	-	(50,807)	(50,807)

Balance, September 30, 2011	15,281,346	$15,281	$847,819	$(751,374)	$(213,365)	$(101,639)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(50,807)	$(31,966)	$(213,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,000	-	30,000
Loss on derivative liability	-	19,102	75,046
Changes in operating assets and liabilities:
Prepaid expenses	1,437	-	-
Accounts payable and accrued expenses	348	(196)	375

Net Cash Used in Operating Activities	(19,022)	(13,060)	(107,944)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	10,000	10,000
Proceeds from related party advances and notes	20,000	3,434	102,726
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	20,000	13,434	111,726

NET INCREASE IN CASH	978	374	3,782
CASH AT BEGINNING OF PERIOD	2,804	43	-

CASH AT END OF PERIOD	$3,782	$417	$3,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$71,726	$71,726
Beneficial conversion feature	$30,000	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September30, 2011
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Valley High Mining Company (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Subsequent Events
The Company’s management reviewed all material events through the date of the issuance of these financial statements to determine if there were any subsequent events to report.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September30, 2011
(Unaudited)

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

During 2011, the Company borrowed an additional $20,000 note payable from the related party.  The note was unsecured, due on demand and bore no interest. The note was convertible into shares of the Company’s common stock at a price of $0.001 per share.

The Company’s management evaluated the conversion terms of the above notes and concluded that there exists a beneficial conversion feature (“BCF”) associated with each note. The value of the BCF was determined based on the stock price on the day of commitment, the number of shares that the note is convertible into, and the difference between the conversion price and the fair value of the common stock. The fair value of the BCF exceeds the $30,000 of proceeds received and is thus capped at $30,000. The $30,000 value of the BCF related to these notes was recorded as a debt discount against the carrying value of the notes payable and as an increase to additional paid-in capital. Because the notes were originally due on demand, the Company amortized the debt discount immediately and recorded the amortization as interest expense.

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due with accrued interest on December 31, 2015.  However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $375 as of September 30, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Derivative Liability
In connection with the change in control of the Company which occurred in February 2010, the Company entered into an equity agreement with a term of three years from the date the company consummates a merger. The warrant’s expected term is 5 years from the time of issuance in February 2010. The additional two years is reflective of management’s estimate of the time to consummate a merger. The warrants are exercisable for a number of shares of Company’s common stock equal to 0.005 times the total outstanding shares of common stock of the Company immediately following a reverse merger or similar transaction and each subsequent financing in the form of a public offering or private placement which occurs within (6) months of the reverse merger.

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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September30, 2011
(Unaudited)

As of September 30, 2011 and December 31, 2010, the estimated fair value of this derivative was $75,046.  The Company revalues the derivative each reporting period and no material change in value has occurred.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, as of the end of the period covered by this report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in the Company’s reports to Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

VALLEY HIGH MINING COMPANY
(Registrant)

Date: November 14, 2011	John Hickey
(Name)

/s/ John Hickey
(Signature)
Chief Executive Officer