Form 10-K
period 2011-12-31
Valley High Mining CO
filed 2012-04-02
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of the close of business on June 30, 2011, the last business day of the Company's most recently completed second fiscal quarter, and, as of the date of this annual report, the aggregate market value of the voting stock held by non-affiliates, an amount consisting of a total of 281,346 shares, was undeterminable due to a lack of trading in the Company’s common stock.

As of March 30, 2012, the Issuer had 15,281,346 common shares issued and outstanding.

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

2

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any report, proxy statement or information statement to security holders during the fiscal year ended December 31, 2011.

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

Inasmuch as we are an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov. To facilitate such access for an interested person, our CIK number is 0001301838. As of the date of this filing, we have not established our own web address or web page nor do we have any plans, at present, to do so.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our shares are currently quoted on OTC Markets under the symbol VHMC. There has been little or no trading activity in our common stock for the past two calendar years.

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

Of the 15,281,346 shares issued and outstanding, 15,000,000 are "restricted." Those 281,346 shares that are not "restricted" have been issued and outstanding for as long as 20 years.

There are no plans, proposals, arrangements or understandings with any person, including any securities broker-dealer or anyone associated with a broker-dealer, concerning the development of a trading market in our common capital stock, nor have there ever been any such plans, proposals, arrangements or understandings.

Holders.

According to our stock transfer agent, Standard Registrar & Transfer in Draper, Utah. as of the date of this Annual Report, there were approximately 1139 holders of record of our common capital stock.

Description of Our Securities.

Our authorized capital stock consists of 50,000,000 shares of common capital stock, $0.001 par value, of which 15,281,346 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Valley High Mining Company

(An Exploration Stage Company)

Mapleton, Utah

We have audited the accompanying balance sheets of Valley High Mining Company (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 include total revenues of $-0- and a net loss of $69,464. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2011, insofar as it relates to amounts from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 23, 2012

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$123	$2,804
Prepaid expenses	-	1,437

Total Current Assets	123	4,241

TOTAL ASSETS	$123	$4,241

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$980	$27
Convertible notes payable - related party	-	10,000
Derivative liability	43,985	75,046

Total Current Liabilities	44,965	85,073

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	-

Total Liabilities	74,965	85,073

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 shares issued and outstanding	15,281	15,281
Additional paid-in capital	847,819	817,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(186,568)	(162,558)

Total Stockholders' Deficit	(74,842)	(80,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$123	$4,241

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Operations

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Year Ended		Through
	December 31,		September 30,
	2011	2010	2011

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	24,091	18,014	111,569

Total Operating Expenses	24,091	18,014	111,569

LOSS FROM OPERATIONS	(24,091)	(18,014)	(111,569)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	31,061	(75,046)	(43,985)
Interest expense	(30,980)	(34)	(31,014)

Total Other income (Expense)	81	(75,080)	(74,999)

LOSS BEFORE INCOME TAXES	(24,010)	(93,094)	(186,568)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(24,010)	$(93,094)	$(186,568)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	7,405,888

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Stockholders' Deficit

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss	-	-	-	-	(24,010)	(24,010)

Balance, December 31, 2011	15,281,346	$15,281	$847,819	$(751,374)	$(186,568)	$(74,842)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Cash Flows

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Year Ended		Through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(24,010)	$(93,094)	$(186,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,000	-	30,000
(Gain) loss on derivative liability	(31,061)	75,046	43,985
Changes in operating assets and liabilities:
Prepaid expenses	1,437	(1,437)	-
Accounts payable and accrued expenses	953	(188)	980

Net Cash Used in Operating Activities	(22,681)	(19,673)	(111,603)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	10,000	10,000
Proceeds from related party advances and notes	20,000	13,434	102,726
Repayment of related party advances and notes	-	(1,000)	(1,000)

Net Cash Provided by Financing Activities	20,000	22,434	111,726

NET INCREASE IN CASH	(2,681)	2,761	123
CASH AT BEGINNING OF PERIOD	2,804	43	-

CASH AT END OF PERIOD	$123	$2,804	$123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$71,726	$71,726
Beneficial conversion feature on convertible notes payable - related party	$30,000	$-	$30,000

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach for accounting for income taxes. The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

Loss Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. The Company had no common stock equivalents outstanding as of December 31, 2011 and 2010.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due with accrued interest on December 31, 2015. However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $980 as of December 31, 2011.

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

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 4 – DERIVATIVE LIABILITY (CONTINUED)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2011
Liabilities:
Derivative liability	$–	$–	$43,985	$43,985

Total liabilities at fair value	$–	$–	$43,985	$43,985

December 31, 2010
Liabilities:
Derivative liability	$–	$–	$75,046	$75,046

Total liabilities at fair value	$–	$–	$75,046	$75,046

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2011 and 2010.

The following is a reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010:

	2011	2010

Beginning balance, January 1	$75,046	$–
Total (gains) losses included in earnings	(31,061)	75,046

Ending balance, December 31	$43,985	$75,046

Due to the fact that the number of shares issuable under this agreement cannot be determined, it is classified as a derivative liability and is revalued to market at each reporting period. The fair value of the derivative liability at December 31, 2011 and 2010 totaling $43,985 and $75,046, respectively, was calculated using the Black-Scholes Option Pricing model under the following assumptions:

	2011	2010

Estimated number of underlying shares	176,336	176,336
Estimated market price per share	$0.249	$0.426
Exercise price per share	$0.001	$0.001
Expected volatility	190%	190%
Expected dividends	0%	0%
Expected term (in years)	3.25	4.25
Risk-free rate	0.36%	1.77%

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 4 – DERIVATIVE LIABILITY (CONTINUED)

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market capitalization from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2011 and 2010.

NOTE 5 – CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001. At December 31, 2011 and 2010, the Company had 15,281,346 shares issued and outstanding.

On August 4, 2010 the Company issued 10,000,000 shares of common stock to the Company’s primary shareholder for $10,000 in cash.

In April 2004, the Company issued 5,000,000 shares of common stock. The shares were issued for mining claims valued at the historical carrying value of the contributing shareholder of $0.

NOTE 6 – INCOME TAXES

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative net operating loss of $112,583. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2011 and 2010 were as follows:

	2011	2010
Cumulative NOL	$112,583	$87,512

Deferred Tax assets:
Net operating loss carry forwards	38,278	29,754
Loss on derivative liability	14,955	25,516
Valuation allowance	(53,233)	(55,270)
	$–	$–

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book loss from operations	(8,163)	(31,652)
(Gain) loss on derivative liability	(10,561)	25,516
Debt discount	10,200	–
Change in valuation allowance	(2,037)	6,136
	$–	$–

The Company’s net operating loss carry forwards of approximately $112,583 expire in various years through 2030. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

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

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2011 and 2010.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 2, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective due to audit adjustments from our auditors.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The current and only director and officer of Valley High is as follows:

Directors and Executive Officers	Position/Title	Age
John Thomas Hickey	President, Chief Executive Officer, Secretary and Treasurer, CFO and Director	48

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

No officer or director is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer us.

All of our directors hold office until the next annual meeting of shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's Form 10-SB/A registration statement. We are not aware of any late or missed filings due under Section 16(a) for the fiscal year ended December 31, 2011.

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

Mr. Hickey, our sole officer and director, received no compensation for service as an officer for the year ended December 31, 2011.

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

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our director received no compensation for service as a director for the year ended December 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees for professional services rendered us by Pritchett, Siler & Hardy, Certified Public Accountants, for the years ended December 31, 2011 and 2010 are set forth below. The aggregate fees included in the Audit category are fees billed for the year-end audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the calendar years indicated.

Fee Category	2011	2010
Audit Fees	$14,000	$11,114
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$14,000	$11,114

Audit fees for the years ended December 31, 2011 and 2010 were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in the Quarterly Reports on Form 10-Q, consents and other assistance required to complete the year- end audit of our financial statements.

Audit-Related Fees as of the years ended December 31, 2011 and 2010 were for the assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the years ended December 31, 2011 and 2010 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the years ended December 31, 2011 and 2010.

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

SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, VALLEY HIGH MINING COMPANY has duly caused this Annual Report on Form 10-K for its fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY, Issuer

Date: March 30, 2012	By:	/s/John Thomas Hickey
John Thomas Hickey
Chairman of the Board, President, Chief Executive Officer (CEO) and Chief or Principal Officer (CFO), and Principal Accounting Officer, Secretary and Treasurer

