Form 10-Q
period 2012-03-31
Valley High Mining CO
filed 2012-05-21
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12835 East Arapahoe Road, Tower One Suite 810, Englewood, CO 80112

(Address of principal executive offices) (Zip Code)

(303)-647-1914

(Registrant's telephone number, including area code)

946 E. 1300 N, Mapleton, UT  84664

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of May 21, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS

Cash	$337	$123

Total Current Assets	337	123

TOTAL ASSETS	$337	$123

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,577	$980
Payable - related party	5,000	-
Derivative liability	43,985	43,985

Total Current Liabilities	51,562	44,965

LONG-TERM CONVERTIBLE NOTES PAYABLE- RELATED PARTY	30,000	30,000

Total Liabilities	81,562	74,965

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 15,281,346 shares issued and outstanding	15,281	15,281
Additional paid-in capital	847,819	847,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(192,951)	(186,568)

Total Stockholders' Deficit	(81,225)	(74,842)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337	$123

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Operations

(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative expenses	5,785	12,826	117,354

Total Operating Expenses	5,785	12,826	117,354

LOSS FROM OPERATIONS	(5,785)	(12,826)	(117,354)

OTHER EXPENSES

Loss on derivative liability	-	-	(43,985)
Interest expense	(598)	(10,000)	(31,612)

Total Other Expenses	(598)	(10,000)	(75,597)

LOSS BEFORE INCOME TAXES	(6,383)	(22,826)	(192,951)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,383)	$(22,826)	$(192,951)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Changes in Stockholders' Deficit

(unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss for the year ended December 31, 2011	-	-	-	-	(24,010)	(24,010)

Balance, December 31, 2011	15,281,346	15,281	847,819	(751,374)	(186,568)	(74,842)

Net loss for the three months ended March 31, 2012	-	-	-	-	(6,383)	(6,383)

Balance, March 31, 2012	15,281,346	$15,281	$847,819	$(751,374)	$(192,951)	$(81,225)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,383)	$(22,826)	$(192,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	10,000	30,000
Loss on derivative liability	-	-	43,985
Changes in operating assets and liabilities:
Prepaid expenses	-	1,437	-
Accounts payable and accrued expenses	1,597	8,713	2,577

Net Cash Used in Operating Activities	(4,786)	(2,676)	(116,389)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from related party advances and notes	5,000	-	107,726
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	5,000	-	116,726

NET INCREASE (DECREASE) IN CASH	214	(2,676)	337
CASH AT BEGINNING OF PERIOD	123	2,804	-

CASH AT END OF PERIOD	$337	$128	$337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$10,000	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

March 31, 2012

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

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due with accrued interest on December 31, 2015. However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $1,578 as of March 31, 2012. On February 27, 2012, a related party loaned the Company an additional $5,000.

NOTE 5 – DERIVATIVE LIABILITY

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

The main factors that will affect the fair value of the derivative are the number of the Company’s shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2010 and 2011.

As of March 31, 2012 and December 31, 2011, the estimated fair value of this derivative was $43,985. The Company revalues the derivative each reporting period and no material change in value has occurred for the three months ended March 31, 2012.

NOTE 6- SUBSEQUENT EVENT

On April 3, 2012, a related party loaned the Company $5,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

Valley High Mining Company ("VHMC" or the “Company”) will search for target companies as potential candidates for a business combination.

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

Recent Development

On April 12, 2012, John Thomas Hickey, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and the sole director of the Board resigned from his all positions as director and officer of the Company. Mr. Hickey’s resignation as officer of the Company was effective immediately on April 12, 2012 and his resignation as a director of the Company will be effective ten days after the mailing of this Information Statement to stockholders of the Company.

Also effective on April 12, 2012, Michel Van Herreweghe was appointed as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of the Board. His appointment as a director of the Company will be effective ten days after the mailing of this Information Statement to the stockholders of the Company.

Results of Operation

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

We had revenues of $-0- during the three months ended March 31, 2012, compared to $-0- revenues during the corresponding period in 2011. We do not foresee revenues in the near term.

Expenses

We incurred operating expenses in the amount of $5,785 during the three months ended March 31, 2012, compared to $12,826 for the corresponding period in 2011. The 2012 and 2011 operating expenses consisted primarily of professional fees. We expect our operating costs to continue in the same range for the next 12 months.

Net Loss

We incurred a net loss of $6,383 during the three months ended March 31, 2012, compared to a net loss of $22,826 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 in 2012 and 2011, respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2012 consisted of $337 in cash. We continue to rely on related party loans to cover our operating expenses, including $5,000 received during the most recent quarter.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY
(Registrant)

Date: May 21, 2012	/s/ Michel Van Herreweghe
By: Michel Van Herreweghe
Chief Executive Officer and Chief Financial Officer

