Form 10-Q
period 2012-06-30
Valley High Mining CO
filed 2012-08-14
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 15,281,346 shares outstanding as of August 11, 2012.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$1,258	$123
Total Current Assets	1,258	123
TOTAL ASSETS	$1,258	$123
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,248	$980
Payable - related party	10,000	-
Derivative liability	43,985	43,985
Total Current Liabilities	83,233	44,965
LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000
Total Liabilities	113,233	74,965
STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000
shares authorized, 15,281,346
shares issued and outstanding	15,281	15,281
Additional paid-in capital	847,819	847,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(223,701)	(186,568)
Total Stockholders' Deficit	(111,975)	(74,842)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,258	$123

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES
General and administrative expenses	30,152	3,993	35,937	16,819	147,506

Total Operating Expenses	30,152	3,993	35,937	16,819	147,506
LOSS FROM OPERATIONS	(30,152)	(3,993)	(35,937)	(16,819)	(147,506)
OTHER EXPENSES
Unrealized loss on derivative liability	-	-	-	-	(43,985)
Interest expense	(598)	(10,000)	(1,196)	(20,000)	(32,210)
Total Other Expenses	(598)	(10,000)	(1,196)	(20,000)	(76,195)
LOSS BEFORE INCOME TAXES	(30,750)	(13,993)	(37,133)	(36,819)	(223,701)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(30,750)	$(13,993)	$(37,133)	$(36,819)	$(223,701)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	15,281,346	15,281,346	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
				Since Re-entering the
	For the Six Months Ended			Exploration Stage on
	June 30,			April 19, 2004 Through
	2012	2011		June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,133)		$(36,819)	$(223,701)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of debt discount	-		20,000	30,000
Unrealized loss on derivative liability	-		-	43,985
Changes in operating assets and liabilities:
Prepaid expenses	-		(1,063)	-
Accounts payable and accrued expenses	28,268		5,799	29,248
Net Cash Used in Operating Activities	(8,865)		(12,083)	(120,468)
CASH FLOWS FROM INVESTING ACTIVITIES	-		-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-		-	10,000
Proceeds from related party advances and notes	10,000		10,000	112,726
Repayment of related party advances and notes	-		-	(1,000)
Net Cash Provided by Financing Activities	10,000		10,000	121,726
NET INCREASE (DECREASE) IN CASH	1,135		(2,083)	1,258
CASH AT BEGINNING OF PERIOD	123		2,804	-
CASH AT END OF PERIOD	$1,258		$721	$1,258
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-		$-	$-
Income Taxes	$-		$-	$-
NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$		$71,726
Beneficial conversion feature	$-		$20,000	$30,000
The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due with accrued interest on December 31, 2015.  However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $2,176 as of June 30, 2012.

During the six months ended June 30, 2012, related parties loaned the Company $10,000.  These advances are non-interest bearing and are due on demand.

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

As of June 30, 2012 and December 31, 2011, the estimated fair value of this derivative was $43,985.  The Company revalues the derivative each reporting period and no material change in value has occurred for the six months ended June 30, 2012.

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

Results of Operation

Three Months Ended June 30, 2012 and 2011

Revenues

We had revenues of $-0- during the three months ended June 30, 2012, compared to $-0- revenues during the corresponding period in 2011. We do not foresee revenues in the near term.

Expenses

We incurred operating expenses in the amount of $30,152 during the three months ended June 30, 2012, compared to $3,993 for the corresponding period in 2011. The 2012 and 2011 operating expenses consisted primarily of professional fees. We expect our operating costs to continue in the same range for the next 12 months.

Net Loss

We incurred a net loss of $30,750 during the three months ended June 30, 2012, compared to a net loss of $13,993 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 in 2012 and 2011, respectively.

Six Months Ended June 30, 2012 and 2011

Revenues

We had revenues of $-0- during the six months ended June 30, 2012, compared to $-0- revenues during the corresponding period in 2011. We do not foresee revenues in the near term.

Expenses

We incurred operating expenses in the amount of $35,937 during the six months ended June 30, 2012, compared to $16,819 for the corresponding period in 2011. The 2012 and 2011 operating expenses consisted primarily of professional fees. We expect our operating costs to continue in the same range for the next 12 months.

Net Loss

We incurred a net loss of $37,133 during the six months ended June 30, 2012, compared to a net loss of $36,819 during the corresponding period in 2011. This translates to a loss per share of $0.00 and $0.00 in 2012 and 2011, respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2012 consisted of $1,258 in cash. We continue to rely on related party loans to cover our operating expenses, including $5,000 received during the most recent quarter.

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

(b)	Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

VALLEY HIGH MINING COMPANY
(Registrant)

Date: August 11, 2012	/s/ Michel Van Herreweghe
By: Michel Van Herreweghe
Chief Executive Officer and Chief Financial Officer