Form 10-Q
period 2012-09-30
Valley High Mining CO
filed 2012-11-21
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2012

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

12835 E. Arapahoe Road
Tower 1 Suite 810
Centennial, CO 80112
(Address of principal executive offices) (Zip Code)

(303) 768-9221
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑    No ☐

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 21, 2012, was 16,701,346 shares.

BASIS FOR DELAY IN FILING THIS REPORT

This report is being filed on or before November 21, 2012. The delay in filing of this report is due to the inability of the Registrant to obtain its financial records for the three month period ended September 30, 2012 until approximately Thursday, November 15, 2012 due to the aftermath of Hurricane Sandy. During this period in question our financial records were maintained by our former counsel, whose office is located in New York City.  He was unable to provide these records to us until the aforesaid time.  We are relying upon Release No. 68224 and the Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder in order to be deemed to be in compliance with the filing requirements of such Act.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3
	Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3
	Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (unaudited)	4
	Statements of Changes in Stockholders' Deficit for the period from April 29, 2004 (re-entrance into exploration stage) to September 30, 2012 (unaudited)	5
	Statements of Cash Flows for the for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information.	16
Item 6.	Exhibits.	16
	Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS

Cash	$61,258	$123

Total Current Assets	61,258	123

Mineral property	205,000	-

TOTAL ASSETS	$266,258	$123

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$32,966	$980
Advances from related party	289,737	-
Derivative liability	43,985	43,985

Total Current Liabilities	366,688	44,965

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

TOTAL LIABILITIES	396,688	74,965

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000
shares authorized, 15,281,346
shares issued and outstanding	15,281	15,281
Additional paid-in capital	847,819	847,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(242,156)	(186,568)

Total Stockholders' Deficit	(130,430)	(74,842)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$266,258	$123

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative expenses	17,856	3,613	53,792	20,432	165,361

Total Operating Expenses	17,856	3,613	53,792	20,432	165,361

LOSS FROM OPERATIONS	(17,856)	(3,613)	(53,792)	(20,432)	(165,361)

OTHER EXPENSES

Loss on derivative liability	-	-	-	-	(43,985)
Interest expense	(599)	(10,375)	(1,795)	(30,375)	(32,809)

Total Other Expenses	(599)	(10,375)	(1,795)	(30,375)	(76,794)

LOSS BEFORE INCOME TAXES	(18,455)	(13,988)	(55,587)	(50,807)	(242,155)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(18,455)	$(13,988)	$(55,587)	$(50,807)	$(242,155)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	15,281,346	15,281,346	15,281,346	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit
(unaudited)
					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims
lease valued at shareholder carryover
basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended
December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended
December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended
December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended
December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended
December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash
at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year
ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss for the year ended
December 31, 2011	-	-	-	-	(24,010)	(24,010)

Balance, December 31, 2011	15,281,346	15,281	847,819	(751,374)	(186,568)	(74,842)

Net loss for the nine months ended
September 30, 2012 (unaudited)	-	-	-	-	(55,587)	(55,587)

Balance, September 30, 2012 (unaudited)	15,281,346	$15,281	$847,819	$(751,374)	$(242,155)	$(130,429)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(55,587)	$(50,807)	$(242,155)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of debt discount	-	30,000	30,000
Loss on derivative liability	-	-	43,985
Changes in operating assets and liabilities:
Prepaid expenses	-	1,437	-
Accounts payable and accrued expenses	31,985	348	32,965

Net Cash Used in Operating Activities	(23,602)	(19,022)	(135,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(205,000)	-	(205,000)

Net Cash Used in Investing Activities	(205,000)	-	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from related party advances and notes	289,737	20,000	392,463
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	289,737	20,000	401,463

NET INCREASE (DECREASE) IN CASH	61,135	978	61,258
CASH AT BEGINNING OF PERIOD	123	2,804	-

CASH AT END OF PERIOD	$61,258	$3,782	$61,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$30,000	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Mineral Exploration and Development Costs
All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value.

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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
(unaudited)

NOTE 4 – MINERAL PROPERTY

In September 2012, we entered into a Joint Venture Agreement with Corizona Mining Properties, LLC (“Corizona”), a Minnesota limited liability company who’s management has significant experience in the mining industry.  Together with Corizona, we formed a limited liability company, Minera Carabamba S.A., pursuant to the laws of Peru. The Joint Venture has acquired a mining leasehold interest in a property, which has an area of approximately 966 hectares and is located in La Libertad, Peru. This Joint Venture has commenced initial operations on the property under the project name of Machacala.

In accordance with the terms and provisions of the Joint Venture Agreement, we have a 60% ownership interest and Corizona has a 40% ownership interest in the Joint Venture, provided we contribute capital in an aggregate amount of $2,000,000 to the Joint Venture. As of the date of this Report we have met all of our obligations under this agreement.  We have contributed a total of $205,000 to the Joint Venture as part of our total funding commitment.

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

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

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due with accrued interest on December 31, 2015.  However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $2,781 as of September 30, 2012.

During the nine months ended September 30, 2012, related parties loaned the Company $289,737.  These advances are non-interest bearing and are due on demand.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2012
(unaudited)

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

As of September 30, 2012 and December 31, 2011, the estimated fair value of this derivative was $43,985.  The Company revalues the derivative each reporting period and no material change in value has occurred for the nine months ended September 30, 2012.

Deposits on Mineral Properties
Effective September 8, 2012, the Company entered into a Joint Venture Agreement with Corizona Mining Partners, LLC. The purpose of the agreement is to operate and develop certain mineral properties in Peru. Through September 30, 2012, the Company has made an initial capital contribution of $205,000 as part of its total funding commitment of $2,000,000.

If we do not provide a minimum of $1,000,000 in capital contributions to the Joint Venture for any reason other than force majeure or the failure of the Joint Venture to obtain required environmental or social permits from the Peruvian government, then the funds advanced by us will be converted into a promissory note in the principal amount of the funds advanced. If we advance at least $1,000,000, but not the entire $2,000,000, in the time frame specified in the Agreement, our ownership interest in the Joint Venture shall be equal to 20% plus a percentage equal to .004 percent for each dollar in excess of $1,000,000 contributed by us to the Joint Venture.

Corizona has contributed to the Joint Venture by way of assignment to the Joint Venture that certain Mineral Lease Agreement between Minera Santa Isabel, S.A. and Jaime Enrique Loret de Mola de Lavalle, dated July 6, 2012. Corizona is also acting as the operator and provides professional services to the Joint Venture. Distributions of profits from the Joint Venture are to be made on a pro rata basis per the parties’ respective ownership interests, provided that we receive 90% of the distributions until we have received an aggregate in $1,000,000 in distributions and 80% of any further distributions until we have recovered all of our initial capital expenditures on this project.

NOTE 7 - SUBSEQUENT EVENTS

On October 5, 2012, the Company entered into a joint venture with Corizona Mining Partners, LLC to develop a mineral property in Peru. The Company has a capital commitment  of $500,000 under the terms of joint venture.  Initially, we will own 80% of this company, with Corizona owning the remaining 20%.  The cost of developing this project has been estimated at $500,000, which we are obligated to invest.  As of the date of this Report, we are in the process of negotiating the remaining issues and finalizing the proposed joint venture with Corizona.

In addition, in October 2012, we executed a letter agreement with Corizona to acquire a second mining property in Peru known as the Madre de Dios Project.  We intend to form a second Joint Venture with Corizona.

As of November 20, 2012, shareholders of the Company have loaned the Company $425,000.  These loans have been provided on an interest free basis and the proceeds thereof have been utilized by the Company to meet its obligations under the Joint Venture Agreement with Corizona, as well as for general and administrative expenses.  It is anticipated that these loans will be converted into equity at some point in the near future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Valley High Mining Company ("we, “us,” “our,” or "the Company”) was incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business.   From inception through September 2012 former management attempted to implement our business plan without any success.  Since inception we have experienced several changes in management but never generated any significant revenues from operations.

In April 2004 we successfully reincorporated into the State of Nevada pursuant to the affirmative vote of the holders of a majority of our then outstanding voting securities.  Also in April 2004 we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"). Pursuant to the aforementioned mining lease agreement with North Beck Joint Venture, LLC, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. North Beck was issued, as mining lease consideration, a total of 5,000,000 "restricted" shares in the surviving Nevada corporation, a stock issuance that made North Beck Joint Venture our largest shareholder at that time.

These efforts proved unsuccessful and in February 2010 our principal business activity became to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims at that time.

In September 2012, we discontinued our efforts to identify and acquire a suitable acquisition candidate and entered into a Joint Venture Agreement with Corizona Mining Properties, LLC (“Corizona”), a Minnesota limited liability company.  Together with Corizona, we formed a limited liability company, Minera Carabamba S.A., pursuant to the laws of Peru. The Joint Venture has acquired a mining leasehold interest in a property, which has an area of approximately 966 hectares and is located in La Libertad, Peru. The Joint Venture shall conduct operations on the property under the project name of Machacala.  This project is more fully described below under “Plan of Operation.”

In addition, in October 2012 we executed a letter agreement with Corizona to acquire a second mining property in Peru known as the Madre de Dios Project.  We intend to form a second Joint Venture with Corizona, the proposed terms of which are described below under “Plan of Operation.”

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011 we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2012 were $53,792, compared to general and administrative expense of $20,432 incurred during the nine month period ended September 30, 2011, an increase of $33,360.  The principal reason for this increase was increased legal, accounting, administrative and due diligence costs associated with the two mining ventures described elsewhere in this Report.   During the nine month period ended September 30, 2011 we also incurred $30,375 in interest expense, compared to $1,801 in interest expense during the nine months ended September 30, 2012, due to reduced debt.

As a result, we incurred a net loss of ($55,587) (less than $0.01 per share) for the nine month period ended September 30, 2012, compared to a net loss of ($50,807) during the nine month period ended September 30, 2011 (less than $0.01 per share).

Comparison of Results of Operations for the three months ended September 30, 2012 and 2011

General and administrative expenses during the three month period ended September 30, 2012 were $17,855, compared to general and administrative expense of $3,613 incurred during the three month period ended September 30, 2011, an increase of $14,242.  The principal reason for this increase was increased legal, accounting, administrative and due diligence costs associated with the two mining ventures described elsewhere in this Report. The remaining expenses remained relatively consistent from the 2011 period.

As a result, we incurred a net loss of ($18,454) (less than $0.01 per share) for the three month period ended September 30, 2012, compared to a net loss of ($13,988) during the three month period ended September 30, 2011.

Because we did not generate any revenues since our inception, following is our plan of operation.

Plan of Operation

As described above under “Overview and History,” in September 2012, we discontinued our efforts to identify and acquire a suitable acquisition candidate and we entered into a Joint Venture Agreement with Corizona Mining Properties, LLC (“Corizona”), a Minnesota limited liability company who’s management has significant experience in the mining industry.  Together with Corizona, we formed a limited liability company, Minera Carabamba S.A., pursuant to the laws of Peru. The Joint Venture has acquired a mining leasehold interest in a property, which has an area of approximately 966 hectares and is located in La Libertad, Peru. This Joint Venture has commenced initial operations on the property under the project name of Machacala.

In accordance with the terms and provisions of the Joint Venture Agreement, we have a 60% ownership interest and Corizona has a 40% ownership interest in the Joint Venture, provided we contribute capital in an aggregate amount of $2,000,000 to the Joint Venture. As of the date of this Report we have met all of our obligations under this agreement.  As of September 30, 2012, we have contributed a total of $205,000 to the Joint Venture as part of our total funding commitment.

If we do not provide a minimum of $1,000,000 in capital contributions to the Joint Venture for any reason other than force majeure or the failure of the Joint Venture to obtain required environmental or social permits from the Peruvian government, then the funds advanced by us will be converted into a promissory note in the principal amount of the funds advanced. If we advance at least $1,000,000, but not the entire $2,000,000, in the time frame specified in the Agreement, our ownership interest in the Joint Venture shall be equal to 20% plus a percentage equal to .004 percent for each dollar in excess of $1,000,000 contributed by us to the Joint Venture.

Corizona has contributed to the Joint Venture by way of assignment to the Joint Venture that certain Mineral Lease Agreement between Minera Santa Isabel, S.A. and Jaime Enrique Loret de Mola de Lavalle, dated July 6, 2012. Corizona is also acting as the operator and provides professional services to the Joint Venture. Distributions of profits from the Joint Venture are to be made on a pro rata basis per the parties’ respective ownership interests, provided that we receive 90% of the distributions until we have received an aggregate in $1,000,000 in distributions and 80% of any further distributions until we have recovered all of our initial capital expenditures on this project.

In the Agreement the parties also have made certain customary representations, warranties and covenants for an agreement of this type.

Since execution of the Joint Venture Agreement and as of the date of this Report, the Venture has visited the initial site and taken samples of the tailings.  The tailings were verified, as was the potential tonnage.  The sample results have been received.  These samples were taken at different locations and different depths on the tailings pile. The sample results were as follows:

•
The average gold grade over the multiple tests on the tailings exceeded previous sampling in historical reports. We were expecting a gold grade of around 1.2g/T, but the results came back with an average grade of 1.71g/T.

•
The average silver grade of the multiple tests on the tailings came in less than findings in previous studies on the property. We were expecting a silver grade of around 2.44oz/T, but the results came back with an average grade of 1.84oz/T.

•	A high percentage of gold recovery happens within the first 24 hours. (84 – 87%)

•
The combination of all the sample results validated that production of the tailings is economical and viable. On the basis of the test results it is believed the Venture can recover 85%+ of the gold and 40 – 50% of the silver in the 210,000 tons of tailings with the plant we plan to put into operation.

Additionally, the Venture has performed extensive legal due diligence on this property, cleared a majority of water rights issues and established security controls.  As of the date of this Report we have taken actions to establish control of our leased property by retaining a surveyor to plot the property boundaries and thereafter, fenced in the property, hired security, consulted with local governmental agencies in regard to environmental and other legal issues and retained a logistics company to develop the site and retained an environmental company to perform an extensive environmental study to be presented to the government.  Over the next sixty days we anticipate that we will obtain all of the necessary water rights and fix certain problems for the industrial water system, continue with the environmental approval process and begin plant design and creation.  While no assurances can be provided, we have estimated that all of these issues will be concluded in order to allow us to begin production in March 2013.

Subsequent Event

In October 2012 we also executed a letter of intent with Corizona to develop a second mining property, also in Peru.  The terms of this proposed operation provide for the creation of a second joint venture, to be undertaken through the creation of a new corporation to be formed in Peru.  Initially, we will own 80% of this company, with Corizona owning the remaining 20%.  The cost of developing this project has been estimated at $500,000, which we are obligated to invest.  While no assurances can be provided, if and when this project becomes operational and begins to generate revenue, all such funds will be paid directly to us until we have recovered all of the funds we invested.  Thereafter, Corizona will receive a 20% net revenue interest in all funds generated by this project.  In addition, Corizona will receive $10,000 per month to operate the property.

As of the date of this Report we are in the process of negotiating the remaining issues and finalizing the proposed joint venture with Corizona.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $61,258.

Net cash used in operating activities was $23,603 during the nine month period ended September 30,, 2012, compared to $19,022 for the nine month period ended September 30, 2011. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities was $205,000 for the nine month periods ended September 30,, 2012 and $0 for the similar period in 2011.  Cash flows provided or used by financing activities were $289,737 for the nine month period ended September 30, 2012 and $20,000 for the similar period in 2011.

In order to fully implement our business plan, specifically the two projects described above under “Plan of Operation” we estimate that we will need approximately $3 million, including costs of our general and administrative expenses.  Since we commenced our new business plan in September 2012 through the date of this Report, our shareholders have loaned us $425,000 to enable us to meet our initial obligations under the Joint Venture Agreements described herein with Corizona and begin the initial activities necessary to commence mining operations.  It is anticipated that these loans will be converted into equity in the near future, however, such conversion cannot be assured.  These loans have been provided to us on an interest free basis.  We do not believe we will require significant additional funding other than capital from our shareholders and we have no agreements with any third party to raise us any additional capital.  Further, there are no formal agreements between us and any of our shareholders for them to provide any additional capital in the future.  Failure to generate additional capital will have a significant negative impact on our proposed operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2012.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, which consists of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, which consists of our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Management Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting - Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no changes in our internal control over financial reporting during the period ended September 30, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

None

 ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

10.3	Letter of Intent with Corizona Mining Partners LLC concerning Madre de Dios project

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2012.

VALLEY HIGH MINING COMPANY

By:	/s/ Andrew I. Telsey
Andrew I. Telsey, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer