Form 10-K
period 2012-12-31
Valley High Mining CO
filed 2013-04-16
CIK 1301838

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to___________________.

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY
 (Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

12835 E Arapahoe Rd.
Tower 1 Penthouse #810
Centennial, CO 80112
(Address of principal executive offices)

(303 768-9221
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No  ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                     Accelerated filer ☐    Non-accelerated filer  ☐                Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o   No þ

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $393,884.

As of April 12, 2013, the Registrant had 16,760,216 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Sunshine Biopharma Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report and in our “Risk Factors” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

History

Valley High Mining Company ("we,” “us,”, “our, or the “Company”) was incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business. In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two (2) cents per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves.  From April 1989 through 2003 we were dormant, doing only those actions necessary to allow the Company to remain as an active entity.  In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name "Valley High Mining Company".  The Agreement and Plan provided, among other things, that for every 35 shares of Valley High O, G & M, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger.
On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), an entity owned and controlled by our then principal shareholder and officer/director. The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past.   As a result, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep.  This project also proved to be unsuccessful.  As a result, in February, 2010, control of our Company changed again, with the business objective to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims in connection with the change in control.

Current Business Activity

Until September 2012, our then management continued to seek a suitable acquisition candidate, without success. On September 8, 2012, we executed a Joint Venture Agreement with Corizona Mining Partners LLC, (“Corizona”), a Minnesota limited liability company (the “Joint Venture”). Prior, on July 20, 2012, we and Corizona formed a limited liability company, Minera Carabamba S.A. pursuant to the laws of Peru. The Joint Venture had acquired a 50% leasehold interest in a property of approximately 966 hectares, located in La Libertad, Peru, in order to conduct gold mining operations on the property under the project name of Machacala.

In accordance with the terms and provisions of the Joint Venture Agreement, we had a 60% ownership interest and Corizona had a 40% ownership interest in the Joint Venture, provided we contributed capital in an aggregate amount of $2,000,000.  If we did not provide a minimum of $1,000,000 in capital contributions to the Joint Venture for any reason other than force majeure or the failure of the Joint Venture to obtain required environmental or social permits from the Peruvian government, then the funds advanced by us are to be converted into a promissory note in the principal amount of the funds advanced. If we advanced at least $1,000,000, but not the entire $2,000,000, in the time frame specified in the Agreement, our ownership interest in the Joint Venture was to be equal to 20% plus a percentage equal to 0.004 percent for each dollar in excess of $1,000,000 contributed by the Company to the Joint Venture.

Corizona has contributed to the Joint Venture by way of assignment or causing the assignment to the Joint Venture that certain Mineral Lease Agreement between Minera Santa Isabel, S.A. and Jaime Enrique Loret de Mola de Lavalle, dated July 6, 2012. Corizona was also to act as the operator and provide professional services to the Joint Venture. Distributions of profits from the Joint Venture were to be made on a pro rata basis per the parties’ respective ownership interests, provided that we received 90% of the distributions until we had received an aggregate in $1,000,000 in distributions and 80% of any further distributions until we had received an aggregate of $2,000,000 in distributions.

Problems arose with the Machacala project, including the failure of the land owner to deliver the property to us to allow us to commence operations.  Applicable orders granting us access to the property were issued by the Peruvian government, but local authorities refused to enforce these orders without our providing them with a cash payment.  As of the date of this Report, we contributed $275,000 towards the Machacala project until we were advised that access to the property was not available.

Subsequent Events

On March 1, 2013, we released a letter to Corizona after receipt from Corizona of a notice of default in accordance with the terms of the Joint Venture Agreement.  In this letter we advised Corizona that we were no longer interested in continuing with our role in the Joint Venture.  In support of our position and as a basis behind this position we advised Corizona of the following:

•
Failure of Corizona to achieve all major milestones as required by the Agreement, including but not limited to delivery of the property to the Joint Venture, or otherwise providing for access by the Venture to the Machacala Project;

•
Potential violation of the Federal Foreign Corrupt Practices Act known primarily for two of its main provisions, including accounting transparency requirements under the Securities Exchange Act of 1934, as amended (the “34 Act”), as well as the necessity to bribe foreign officials in Peru, which we have advised will be required to obtain access to the property in question, but which we refused to do; and

•	Failure of Corizona to adhere to the budget incorporated as an exhibit into the Agreement.

We are currently considering our options on how we want to proceed in this situation.

Also during our fiscal year ended December 31, 2012, we reviewed a second possible venture with Corizona.  They introduced us to a second property located in Peru and on October 5, 2012, we executed a letter of intent (“LOI”) to develop this project, which consisted of a 50% aggregate interest.  The LOI provided for us to initially own 80% of the venture, with Corizona owning the remaining 20%.  We agreed to pay the costs of developing the project, which was estimated to be approximately $500,000.  All initial production was to be paid to us until we recovered our investment, with Corizona receiving a 20% net profits interest once we recovered our initial cost. We also agreed to pay Corizona a monthly fee of $10,000 to manage the project.  It was represented to us that this project was in production.  Our obligations under the LOI were contingent upon various factors, including our due diligence, negotiation and execution of a definitive purchase agreement and ancillary agreements thereto, receipt of all government and other approvals and other general due diligence activities.  We performed our due diligence on this project and discovered that it was not in production.  We also could not reach an agreement with Corizona on a budget for this project.  As a result, we elected to terminate this venture.  We spent an aggregate of $40,000 on this project following execution of the LOI.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the country where we commence mining operations.  As of the date of this Report we do not know where we will commence such operations.

We currently have no costs applicable to compliance with environmental laws concerning our proposed mining activities. Depending upon the jurisdiction where we elect to being mining operations, if and when we commence mining activities we will have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. In most jurisdictions other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.

Employees

As of the date of this Report we have one (1) employee, our CEO/President.  We anticipate that when we identify and begin operating a prospect we will hire additional employees in the areas of accounting, administration and possibly geology/engineering.

Competition

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals, most of whom have greater financial, operational and administrative resources than we currently have available, or will have available in the foreseeable future. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Additionally, we expect to have to compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Trademarks-Tradenames

None.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal place of business is located at 12835 E Arapahoe Road, Tower 1 Penthouse #810, Centennial, CO 80112, where we relocated in October 2012.  Previously, our principal place of business was located at 946 E 1300 N, Mapleton, UT 84664, which was provided to us on a rent free basis by our former management.  Our current space consists of approximately 1,000 square feet of executive office space, for which we pay monthly rent of $200.  We anticipate that this will be sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2011	$0.15	$0.10
June 30, 2011	$0.15	$0.10
September 31, 2011	$0.15	$0.15
December 31, 2012	$0.15	$0.15

March 31, 2012	$0.15	$0.15
June 30, 2012	$1.40	$0.15
September 31, 2012	$2.90	$0.80
December 31, 2012	$4.25	$2.90

As of April 12, 2013, the closing bid price of our Common Stock was $4.80.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.  See PART I, Item 1A, Risk Factors.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act.  It is anticipated that our Common Stock will remain a penny stock for the foreseeable future.  The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment.  Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules.  Therefore, stockholders may have difficulty selling their securities.

Holders

We had 1,185 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Standard Registrar and Transfer Co., Inc.  Their address is 12528 South 1840 East, Draper, UT 84020.  Their phone number is (801) 571-8844.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products.  The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC.  All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

Overview and History

We were incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business. In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two (2) cents per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves.  From April 1989 through 2003 we were dormant, doing only those actions necessary to allow the Company to remain as an active entity.  In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name "Valley High Mining Company".  The Agreement and Plan provided, among other things, that for every 35 shares of Valley High O, G & M, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger.

On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement ("Mining Lease" or "Lease") with North Beck Joint Venture, LLC, a Utah limited liability company ("North Beck"), an entity owned and controlled by our then principal shareholder and officer/director. The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past.   As a result, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called "Tintic Mining District" ("the North Beck Claims"). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep.  This project also proved to be unsuccessful.  As a result, in February, 2010, control of our Company changed again, with the business objective to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims in connection with the change in control.

Until September 2012, our then management continued to seek a suitable acquisition candidate, without success. On September 8, 2012, we executed a Joint Venture Agreement with Corizona Mining Partners LLC, (“Corizona”), a Minnesota limited liability company (the “Joint Venture”). Prior, on July 20, 2012, we and Corizona formed a limited liability company, Minera Carabamba S.A. pursuant to the laws of Peru. The Joint Venture acquired a 50% leasehold interest in a property of approximately 966 hectares, located in La Libertad, Peru, in order to conduct gold mining operations on the property under the project name of Machacala. On March 1, 2013, we advised Corizona that we were no longer interested in continuing with our role in the Joint Venture.  See “Part I, Item 1, Business” for a more detailed explanation of this event.

Also during our fiscal year ended December 31, 2012, we reviewed a second possible venture with Corizona.  They introduced us to a second property located in Peru and on October 5, 2012, we executed a letter of intent (“LOI”) to develop this project, which consisted of a 50% aggregate interest.  The LOI provided for us to initially own 80% of the venture, with Corizona owning the remaining 20%.  We agreed to pay the costs of developing the project, which was estimated to be approximately $500,000, subject to our due diligence.  We performed our due diligence on this project and discovered that it was not in production, despite representations to the contrary.  We also could not reach an agreement with Corizona on a budget for this project.  As a result, we elected to terminate this venture.  See “Part I, Item 1, Business.”

Our principal place of business is located at 12835 E Arapahoe Rd., Tower 1 Penthouse #810, Centennial, CO 80112.  Our phone number is (303) 768-9221 and our website address is www.valleyhighmining.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2011 and 2012

Total operating expenses, which included general and administrative expenses, for our fiscal year ended December 31, 2012 were $2,836,667, compared to $24,091 during our fiscal year ended December 31, 2011, an increase of $2,812,576.   This increase included increased legal expense, management fees and travel expenses relating to the joint venture with Corizona on the Machacala project.  A majority of these expenses ($2,720,000) are non-cash in nature and were due to the issuance of stock during 2012.   See “Part I, Item 1, Business.”

As a result, we incurred a net loss of $3,108,156 (approximately $0.19 per share) for the fiscal year ended December 31, 2012, compared to a net loss of $24,010 during our fiscal year ended December 31, 2011 (approximately $0.00 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a mining company that is currently seeking a viable prospect to develop.  We are not limiting our search to any specific geographic region.  Our plan of operation for the twelve months following the date of this annual report is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector.  While we have enough funds on hand to cover our administrative expenses for the next 12 months, we will need additional funding for the review, acquisition and development of a mining property once the same is identified and acquired.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  Relevant thereto, as of the date of this Report we are engaged in a private offering of our Common Stock.  We are selling shares of our Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report we have sold 58,870 shares and received gross proceeds of $154,111 therefrom.

Liquidity and Capital Resources

As of December 31, 2012, we had cash or cash equivalents of $5,102.

Net cash used in operating activities was $55,980 during our fiscal year ended December 31, 2012, compared to $19,022 during our fiscal year ended December 31, 2011.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in PART I, Item 1, Business, above.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2011 and $314,570 used during our fiscal year ended December 31, 2012.  Net cash flows provided or used by financing activities was $375,529 during our fiscal year ended December 31, 2012, compared to $20,000 during our fiscal year ended December 31, 2011.

During our fiscal year ended December 31, 2012, certain of our shareholders provided us with loans aggregating $365,529.  These loans are interest free and due upon demand.  We utilized the funds from these loans to cover our costs associated with the Machacala project and Excelsior project in Peru and for working capital.

Subsequent Event

In February 2013, we commenced a private placement of our Common Stock whereby we are attempting to sell shares of our Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report we have sold 58,870 shares and received gross proceeds of $154,111 therefrom.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to identify and develop a mining property and continue operations.  We intend to raise funds through private placements of our Common Stock and through short-term borrowing from our shareholders.  Because we have not identified or secured a specific mining property as of the date of this report we cannot estimate how much capital we will need to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.  We need to raise additional funds in order to continue our existing operations, to initiate new projects and to finance our plans to expand our operations for the next year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2012.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recently Adopted Accounting Standards – As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary.  Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount.  The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements.  As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements.  This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements.  There were various other accounting standards and interpretations issued during 2010 and 2011, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Valley High Mining Company
(An Exploration Stage Company)
Centennial, Colorado

We have audited the accompanying balance sheets of Valley High Mining Company (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009 include total revenues of $-0- and a net loss of $69,464.  Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2012, insofar as it relates to amounts from April 19, 2004 (date re-entered the exploration stage) through December 31, 2009, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valley High Mining Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from April 19, 2004 (date re-entered the exploration stage) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2013

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS

Cash	$5,102	$123
Mineral properties	314,570	-

Total Current Assets	319,672	123

TOTAL ASSETS	$319,672	$123

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$64,062	$980
Advances and notes payable - related parties	375,529	-
Derivative liability	313,079	43,985

Total Current Liabilities	752,670	44,965

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	782,670	74,965

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000
shares authorized, 16,701,346 and 15,281,346
shares issued and outstanding, respectively	16,701	15,281
Additional paid-in capital	3,566,399	847,819
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,294,724)	(186,568)

Total Stockholders' Deficit	(462,998)	(74,842)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$319,672	$123

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Years Ended		Through
	December 31,		December 31,
	2012	2011	2012
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Professional fees	2,191,186	-	2,191,186
General and administrative expenses	645,481	24,091	757,050

Total Operating Expenses	2,836,667	24,091	2,948,236

LOSS FROM OPERATIONS	(2,836,667)	(24,091)	(2,948,236)

OTHER EXPENSES

Gain (loss) on derivative liability	(269,094)	31,061	(313,079)
Interest expense	(2,406)	(30,980)	(33,420)
Other income	11	-	11

Total Other Expenses	(271,489)	81	(346,488)

LOSS BEFORE INCOME TAXES	(3,108,156)	(24,010)	(3,294,724)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,108,156)	$(24,010)	$(3,294,724)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,701,346	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims
lease valued at shareholder carryover
basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended
December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended
December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended
December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended
December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended
December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash
at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year
ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss for the year ended
December 31, 2011	-	-	-	-	(24,010)	(24,010)

Balance, December 31, 2011	15,281,346	15,281	847,819	(751,374)	(186,568)	(74,842)

Common shares issued for services
at $0.90 per share	750,000	750	674,250			675,000

Common shares issued for services
at $2.90 per share	500,000	500	1,449,500			1,450,000

Common shares issued for services
at $3.50 per share	170,000	170	594,830			595,000

Net loss for the year ended
December 31, 2012	-	-	-	-	(3,108,156)	(3,108,156)

Balance, December 31, 2012	16,701,346	$16,701	$3,566,399	$(751,374)	$(3,294,724)	$(462,998)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Years Ended		Through
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,108,156)	$(24,010)	$(3,294,724)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	2,720,000	-	2,720,000
Amortization of debt discount	-	30,000	30,000
Loss on derivative liability	269,094	-	313,079
Changes in operating assets and liabilities:
Prepaid expenses	-	1,437	-
Accounts payable and accrued expenses	63,082	348	64,062

Net Cash Used in Operating Activities	(55,980)	7,775	(167,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(314,570)	-	(314,570)

Net Cash Used in Investing Activities	(314,570)	-	(314,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from notes payable	365,529	-	365,529
Proceeds from related party advances and notes	10,000	20,000	112,726
Repayment of related party advances and notes	-	-	(1,000)

Net Cash Provided by Financing Activities	375,529	20,000	487,255

NET INCREASE (DECREASE) IN CASH	4,979	27,775	5,102
CASH AT BEGINNING OF PERIOD	123	2,804	-

CASH AT END OF PERIOD	$5,102	$30,579	$5,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$30,000	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining Company, a Nevada corporation and wholly-owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company is considered to have re-entered into the exploration stage on April 19, 2004.  The Company has not generated any revenues and is considered to be an exploration stage company according to the provisions of Industry Guide 7.

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
December 31, 2012

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

Income Taxes
The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

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
December 31, 2012

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3- RELATED PARTY TRANSACTIONS

Management Compensation
For the fiscal year ended December 31, 2012, the Company paid its current CEO/President an aggregate of $38,740 as compensation for the period beginning October 15, 2012 through December 31, 2012, of which $26,240 remained unpaid at December 31, 2012, and its former CEO/President $10,000 for the period from April through October 2012, which amount was unpaid at December 31, 2012.  For the year ended December 31, 2011, the Company did not pay any compensation to any officer or director of the Company.

Office Space
Until October 2012, an officer/shareholder of the Company provided the Company with office space at no expense to the Company.  Effective October 15, 2012, the Company subleased approximately 300 square feet of executive office space in Centennial, CO at a rate of $200 per month on a month to month basis.

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

On August 4, 2011, the notes were converted into one 8% Convertible Shares Note. The note is due upon with accrued interest on December 31, 2015.  However, the Company may prepay the note at any time without penalty. The note is convertible to shares of the Company’s common stock at $0.001 per share and is unsecured. The Company has recorded accrued interest of $3,386 as of December 31, 2012.

During the year ended December 31, 2012, related parties loaned the Company $10,000. These advances are non-interest bearing and are due on demand.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 4 – MINERAL PROPERTIES

Effective September 8, 2012, the Company entered into a Joint Venture Agreement with Corizona Mining Partners, LLC (“Corizona”). The purpose of the agreement is to operate and develop certain mineral properties in Peru. As of December 31, 2012 the Company has made a capital contribution of $314,570 as part of its total funding commitment of $2,000,000.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable at December 31, 2012 and 2011 had an outstanding balance of $375,529 and $-0-, respectively. The notes bear no interest and are due on demand.

NOTE 6 – DERIVATIVE LIABILITY

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2012.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	December 31, 2012
	Level 1	Level 2	Level 3	Total
December 31, 2011
Liabilities:
Derivative liability	$-	$-	$43,985	$43,985

Total liabilities at fair value	$-	$-	$43,985	$43,985

December 31, 2012
Liabilities:
Derivative liability	$-	$-	$313,079	$313,079

Total liabilities at fair value	$-	$-	$313,079	$313,079

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2011 and 2012.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011:

	2012	2011
Beginning balance, January 1, 2012	$(43,985)	$(75,046)
Total gains (losses) included in earnings	(269,094)	31,061

Ending balance, December 31, 2012	$(313,079)	$(43,985)

Due to the fact that the number of shares issuable under this agreement cannot be determined, it is classified as a derivative liability and is revalued to market at each reporting period. The fair value of the derivative liability at December 31, 2012 and 2011 totaling $313,079 and $43,985, respectively, was calculated using the Black-Scholes Option Pricing model under the following assumptions:

	2012	2011
Estimated number of underlying shares	83,507	176,336
Estimated market price per share	$3.75	$0.249
Exercise price per share	$0.001	$0.001
Expected volatility	190%	190%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.25
Risk-free rate	0.36%	0.36%

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

NOTE 7 - CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001.  At December 31, 2012 and December 31, 2011, the Company had 16,701,346 and 15,281,346 shares issued and outstanding, respectively.

During the year ended December 31, 2012, the Company issued 1,420,000 shares of common stock for services with a fair value of $2,720,000 which was recorded to professional fees expense and general and administrative expense.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2012

NOTE 8 - INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative net operating losses of $87,512. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2012 and 2011 were as follows:

	2012	2011
Cumulative net operating losses	$231,462	$112,583
Deferred tax assets: (34% Federal, 0% Nevada)
Net operating loss carry forwards	78,697	38,278
Valuation allowance	(78,697)	(38,278)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2010 due to the following:

	2012	2011
Tax benefit at statutory rate	$(1,056,773)	$(8,163)
Common stock for services	924,800	-
(Gain) loss on derivative liability	91,492	(10,561)
Debt discount	-	10,200
Change in valuation allowance	40,481	(2,037)
Actual tax expense	$-	$-

The Company’s net operating loss carry forwards of approximately $231,000 expire in various years through 2032. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 9- COMMITMENTS AND CONTINGENCIES

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
December 31, 2012

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

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTC BB companies during 2011 and 2012.

NOTE 10- SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows.

On March 1, 2013, the Company released a letter to Corizona after receipt from Corizona of a notice of default in accordance with the terms of the Joint Venture Agreement.  In this letter, the Company advised Corizona that it was no longer interested in continuing with its role in the Joint Venture.

In February 2013, the Company commenced a private placement of its Common Stock whereby it is attempting to sell shares of its Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report, the Company has sold 58,870 shares and received gross proceeds of $154,111 (US) therefrom.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer/ Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2013, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position

Andrew I. Telsey	60	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

Our director serves until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our current management:

Andrew I. Telsey, CEO, CFO, President, Secretary, Treasurer and director.  Mr. Telsey was appointed to his positions with us in October 2012. He has been licensed to practice law in the State of Colorado since 1980.  Since 1984 Mr. Telsey has been President and sole shareholder of Andrew I. Telsey, P.C., Centennial, Colorado, a law firm emphasizing securities law, business transactions, mergers and acquisitions and general corporate matters.  Mr. Telsey received a Juris Doctor degree from Syracuse University College of Law in 1979 and a Bachelor of Arts degree from Ithaca College in 1975.  In his capacity as an officer and director of our Company, he devotes only such time as necessary to our business, which generally does not exceed 50 hours per month.  This is expected to increase if and when we commence mining operations, of which there can be no assurance.

There are no family relationships between any of our former or current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To the best of our knowledge, all such reports were filed in a timely manner during 2012.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

Committees of the Board of Directors

There are no committees of the Board of Directors but it is anticipated that we will establish an audit committee, nominating committee and governance committee once independent directors are appointed, which is expected to occur in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)(3)	Total Compensation ($)

Andrew I. Telsey, CEO/President(1)	2012	$38,740	$595,000	$0	$633,740

Michel Van Herreweghe(2), CEO/President	2012	$10,000	$ 0	$0	$0

John Thomas Hickey (3), CEO/President	2010 2011 2012	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$0 $0 $0	$0 $0 $0
(1)      Mr. Telsey assumed his positions in October 2012.  As of December 31, 2012, $11,560 of the salary earned was being accrued.
(2)      Mr. Van Herreweghe assumed his position with us in April 2012 and resigned his positions in October 2012. All compensation due Mr. Herreweghe has been accrued.
(3)      Mr. Hickey served in his positions from March 2010 through April 2012.

Employment Agreements

Mr. Telsey has an employment agreement that provides for a base payment of $7,500 per month in exchange for him providing us with 30 hours per month, or 90 hours per calendar quarter.  Initially, in the first month this agreement provided for a base of $5,000 per month for 20 hours, but this was increased to $7,500 after it became apparent that additional time was required.  For each hour over the 90 hours, he is compensated at the rate of $300 per hour.  He has agreed to accrue a portion of these funds until such time as we begin generating revenues.  In addition to other customary provisions, the agreement also provides (i) for an option to purchase 1% of our then issued and outstanding stock at $0.001 per share for every year he remains employed; (ii) all expenses are to be repaid on a monthly basis; and (iii) in the event of termination for any reason other than cause, he will receive 3 months base compensation at the time of such termination, plus shall have the right to exercise his stock option on a pro rata basis for the time served during the year of termination.

Stock Plan

We have not adopted any stock option or other employee plans as of the date of this Report.  We may adopt such plans in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Andrew Telsey(1) 12835 E. Arapahoe Road Tower 1 Penthouse #803 Centennial, CO 80112	170,000	1%

Common	Coron Capital, LLC 2435 Scenic Drive Salt Lake City, Utah 84109	15,000,000	89.5%

Common	All Officers and Directors as a Group (1 person)	170,000	1%
_________________________
(1)	Officer and Director of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have moved our principal place of business to 12835 E Arapahoe Rd, Tower 1 Penthouse #810, Centennial, CO 80112, which consists of approximately 1,000 square feet of executive office space, for which we pay a monthly rate of $200, which we sublease from Andrew I. Telsey, P.C. pursuant to an oral agreement approved by our principal shareholders.  Andrew Telsey, our sole member of management, is the owner of Andrew I. Telsey, P.C.   We also reimburse Andrew I. Telsey, P.C. for all out of pocket expenses incurred on a monthly basis.

During our fiscal years ended December 31, 2012 and 2011, our principal place of business was provided to us on a rent free basis by our then management.

At December 31, 2012, certain of our shareholders had loaned us the principal balance of $365,529.  These loans are interest free and due upon demand.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

Our current sole director is not deemed “independent” pursuant to SEC rules.  We anticipate appointing independent directors in the foreseeable future.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by GBH CPAs, PC during our fiscal years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Audit Fees	$17,000	$14,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,000	$14,000

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2012 and 2011 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	XBRL Exhibits

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exh. No.	Description	Filed	Filed With

3.1(i)	Articles of Incorporation (Utah)	March 30, 2005	Form 10-SB12G

3.1(ii)	Certificate of Amendment (Utah)	March 30, 2005	Form 10-SB12G

3.1(iii)	Articles of Incorporation (Nevada)	March 30, 2005	Form 10-SB12G

3.1(iv)	Articles of Merger	March 30, 2005	Form 10-SB12G

3.2	By-laws	March 30, 2005	Form 10-SB12G

4.1	Specimen Stock Certificate	March 30, 2005	Form 10-SB12G

10(i)	Mining Lease With Option to Purchase Between North Beck Joint Venture, L.L.C. and Valley High Mining Company	March 30, 2005	Form 10-SB12G

10(ii)	Warranty Deed to North Beck Joint Venture Mining Claims	March 30, 2005	Form 10-SB12G

10.1	Mining Lease With Option to Purchase Between North Beck Joint Venture, L.L.C. and Valley High Mining Company	March 30, 2006	Form 10-KSB for Period Ended 12/31/2005

10.2	Joint Venture Agreement between Corizona Mining Partners, LLC and Valley High Mining Company	September 25, 2012	Form 8-K Dated 09/08/2012

10.3	Letter Agreement dated October 5, 2012 with Corizona Mining Partners, LLC re: Project Madre De Dios	November 21, 2012	Form 10-Q for Quarter Ended 09/30/2012

16.1	Independent Accountant’s Letter (Pritchett, Siler & Hardy, P.C.)	November 16, 2010	Form 8-K Dated 11/15/2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 15, 2013	VALLEY HIGH MINING COMPANY

By:	/s/ Andrew Telsey

Andrew Telsey, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2013.

/s/ Andrew Telsey
Andrew Telsey, Director