Form 10-K/A
period 2012-12-31
Valley High Mining CO
filed 2013-04-18
CIK 1301838

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K/A1
Amendment No. 1
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

Large accelerated filer  ☐                                     Accelerated filer ☐    Non-accelerated filer  ☐                Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $393,884.

As of April 12, 2013, the Registrant had 16,760,216 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Valley High Mining Company Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	XBRL Exhibits

* Previously filed on April 15, 2013

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 18, 2013	VALLEY HIGH MINING COMPANY

By:	/s/ Andrew Telsey
Andrew Telsey, Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this amended Annual Report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on April 18, 2013.

/s/ Andrew Telsey
Andrew Telsey, Director