Form 10-Q
period 2013-03-31
Valley High Mining CO
filed 2013-05-20
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes x   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 20, 2013, was 16,864,831 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3
	Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3
	Unaudited Statements of Operations for the Three Month Periods Ended March 31, 2013 and 2012 and the Period from April 19, 2004 (inception) Through March 31, 2013	4
	Unaudited Statements of Cash Flows for the for the Three Month Periods Ended March 31, 2013 and 2012 and the Period from April 19, 2004 (inception) Through March 31, 2013	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
	Signatures	13

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS

Cash	$75,056	$5,102
Mineral properties	294,570	314,570

Total Current Assets	369,626	319,672

TOTAL ASSETS	$369,626	$319,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$54,518	$64,062
Advances and notes payable - related parties	308,238	375,529
Derivative liability	403,114	313,079

Total Current Liabilities	765,870	752,670

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	795,870	782,670

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000
shares authorized, 16,778,471 and 16,701,346
shares issued and outstanding, respectively	16,778	16,701
Additional paid-in capital	3,734,729	3,566,399
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,426,377)	(3,294,724)

Total Stockholders' Deficit	(426,244)	(462,998)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$369,626	$319,672

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Professional fees	5,600	-	2,196,786
General and administrative expenses	32,415	5,785	789,465

Total Operating Expenses	38,015	5,785	2,986,251

LOSS FROM OPERATIONS	(38,015)	(5,785)	(2,986,251)

OTHER EXPENSES

Gain (loss) on derivative liability	(90,035)	-	(403,114)
Interest expense	(3,603)	(598)	(37,023)
Other income	-	-	11

Total Other Expenses	(93,638)	(598)	(440,126)

LOSS BEFORE INCOME TAXES	(131,653)	(6,383)	(3,426,377)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(131,653)	$(6,383)	$(3,426,377)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,742,410	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(131,653)	$(6,383)	$(3,426,377)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
Loss on derivative liability	90,035	-	403,114
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	(9,544)	1,597	54,518

Net Cash Used in Operating Activities	(51,162)	(4,786)	(218,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mineral properties	-	-	(314,570)
Refund of payments made for mineral properties	20,000	-	20,000

Net Cash Provided by (Used in) Investing Activities	20,000	-	(294,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	168,407	-	178,407
Proceeds from notes payable	-	-	365,529
Proceeds from related party advances and notes	-	5,000	112,726
Repayment of related party advances and notes	(67,291)	-	(68,291)

Net Cash Provided by Financing Activities	101,116	5,000	588,371

NET INCREASE (DECREASE) IN CASH	69,954	214	75,056
CASH AT BEGINNING OF PERIOD	5,102	123	-

CASH AT END OF PERIOD	$75,056	$337	$75,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Valley High Mining Company (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements included in the Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2013
(unaudited)
NOTE 4 – MINERAL PROPERTY

During the three months ended March 31, 2013, the Company received $20,000 as a refund on payments previously made on the mineral properties.

NOTE 5 – RELATED PARTY PAYABLES

During the three months ended March 31, 2012, related parties loaned the Company $5,000.  These advances are non-interest bearing and are due on demand.

During the three months ended March 31, 2013, the Company repaid $69,973 in related party advances.

NOTE 6 – DERIVATIVE LIABILITY

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

As of March 31, 2013 and December 31, 2012, the estimated fair value of this derivative was $403,114 and  $313,079 respectively.  The Company revalues the derivative each reporting period and a loss of $90,035 was reported for the three months ended March 31, 2013.

NOTE 7 – COMMON STOCK

During the three months ended March 31, 2013, the Company issued 77,123 shares of common stock for cash of $168,407.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 86,362 shares of common stock for cash of $169,042.

Subsequent to March 31, 2013, we executed our initial agreement to broker the sale of diesel oil. We placed $75,000 of our funds up as security in regard to the sale of approximately 62 million gallons of diesel fuel. If and when this transaction closes, we will receive a commission equal to $0.005 per gallon, as well as return of our $75,000 deposit.

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

Until September 2012, our then management continued to seek a suitable acquisition candidate, without success. On September 8, 2012, we executed a Joint Venture Agreement with Corizona Mining Partners LLC, (“Corizona”), a Minnesota limited liability company (the “Joint Venture”). Prior, on July 20, 2012, we and Corizona formed a limited liability company, Minera Carabamba S.A. pursuant to the laws of Peru. The Joint Venture acquired a 50% leasehold interest in a property of approximately 966 hectares, located in La Libertad, Peru, in order to conduct gold mining operations on the property under the project name of Machacala. On March 1, 2013, we advised Corizona that we were no longer interested in continuing with our role in the Joint Venture due to the inability to gain access to the property.

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

As of the date of this report we are reviewing various mining opportunities throughout North America.  We have also formed a wholly owned subsidiary, VH Energy, Inc., a Texas corporation, which is intended to engage in the oil and gas industry.  We have recently executed our first agreement with this company, which involves the brokerage of diesel fuel.  As of the date of this report we are awaiting the closing of this initial transaction and intend to file a Form 8-K with the SEC once this transaction does close.

Our principal place of business is located at 12835 E Arapahoe Rd., Tower 1 Penthouse #810, Centennial, CO 80112.  Our phone number is (303) 768-9221 and our website address is www.valleyhighmining.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2013 and 2012

Total operating expenses, which included general and administrative expenses incurred during the three month period ended March 31, 2013 were $38,015, compared to $6,383 during the similar period in 2012, an increase of $31,632.   This increase was as a result of our being a “shell” company during the three month period ended March 31, 2012.  Additionally, we recorded $90,035 in non-cash losses arising from a loss on derivative liability.  We are currently actively engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these businesses.

As a result, we incurred a net loss of $131,653 (approximately$0.01 per share) during our three month period ended March 31, 2013, compared to a net loss of $6,383 ($0.00 per share).during the three month period ended March 31, 2012.

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a mining company that is currently seeking a viable prospect to develop.  We have also formed a wholly-owned subsidiary, VN Energy, Inc., a Texas corporation that we intend to utilize to enter the oil and gas industry.

Our review of mining opportunities is not limited to any specific geographic region.  Our plan of operation for the is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector.  While we have enough funds on hand to cover our administrative expenses for the next 12 months, we will need additional funding for the review, acquisition and development of a mining property once the same is identified and acquired.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  Relevant thereto, as of the date of this Report we are engaged in a private offering of our Common Stock.  We are selling shares of our Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report, we have sold 163,485 shares and received gross proceeds of $336,449 therefrom.

Liquidity and Capital Resources

As of March 31, 2013, we had cash or cash equivalents of $75,055.

Net cash used in operating activities was $51,162 during the three month period ended March 31, 2013, compared to $4,786 for the three month period ended March 31, 2012.  The increase is due to establishment of business operations during the three months ended March 31, 2013.  We were a shell company during the three months ended March 31, 2012.  We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire a mining property to develop, as well as an oil and gas opportunity to acquire. In this regard subsequent to March 31, 2013, we executed our initial agreement to broker the sale of diesel oil.  We placed $75,000 of our funds up as security in regard to the sale of approximately 62 million gallons of diesel fuel.  If and when this transaction closes we will receive a commission equal to $0.005 per gallon, as well as return of our $75,000.  While no assurances can be provided, we expect this transaction to close within the next week following the date of this report.

Cash flows from financing activities were $101,116 for the three month period ended March 31, 2013, compared to $5,000 during the three months ended March 31, 2012 as a result of our private offering of common stock.  Cash flows provided by investing activities were $20,000 for the three month period ended March 31, 2013 for the refund of payments previously made on mineral properties.  .

Certain of our shareholders have provided us with loans aggregating $308,238 as of March 31, 2013.  These loans are interest free and due upon demand.  We utilized the funds from these loans to cover our costs associated with the Machacala project and Excelsior project in Peru and for working capital.

In February 2013, we commenced a private placement of our Common Stock whereby we are attempting to sell shares of our Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report we have sold 141,995 shares and received gross proceeds of $336,728 therefrom.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to identify and develop a mining property and/or an oil and gas opportunity and continue operations.  We intend to raise funds through private placements of our Common Stock and through short-term borrowing from our shareholders.  Because we have not identified or secured a specific mining property or oil and gas property as of the date of this report we cannot estimate how much capital we will need to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.  We need to raise additional funds in order to continue our existing operations, to initiate new projects and to finance our plans to expand our operations for the next year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2013.

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended March 31, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2013, we commenced a private placement of our Common Stock whereby we are attempting to sell shares of our Common Stock at a price of 2 Euros per share.  This offering is being conducted in Germany and Switzerland.  As of the date of this report we have sold 163,485 shares and received gross proceeds of $337,449 therefrom.  We have utilized the proceeds from this offering to cover costs associated with the Machacala Project, to investigate and perform due diligence activities on prospective acquisitions and for working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2013.

VALLEY HIGH MINING COMPANY

By:	s/ Andrew I. Telsey
Andrew I. Telsey, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

13