Form 10-Q
period 2013-06-30
Valley High Mining CO
filed 2013-08-19
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 16, 2013, was 16,893,481 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	3

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and the Period from April 19, 2004 (inception) Through June 30, 2013	4

	Unaudited Consolidated Statements of Cash Flows for the for the Three and Six Months Ended June 30, 2013 and 2012 and the Period from April 19, 2004 (inception) Through June 30, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

	Signatures	13

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS

Cash	$39,383	$5,102
Deposit	75,000	-
Mineral properties	304,870	314,570

Total Current Assets	419,253	319,672

TOTAL ASSETS	$419,253	$319,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$39,456	$64,062
Advances and notes payable - related parties	159,200	375,529
Derivative liability	253,332	313,079

Total Current Liabilities	451,988	752,670

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	481,988	782,670

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000
shares authorized, 16,893,481 and 16,701,346
shares issued and outstanding, respectively	16,893	16,701
Additional paid-in capital	3,985,801	3,566,399
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,314,055)	(3,294,724)

Total Stockholders' Deficit	(62,735)	(462,998)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$419,253	$319,672

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Professional fees	8,372	-	13,972	-	2,205,158
General and administrative expenses	28,429	30,152	60,844	35,937	817,894

Total Operating Expenses	36,801	30,152	74,816	35,937	3,023,052

LOSS FROM OPERATIONS	(36,801)	(30,152)	(74,816)	(35,937)	(3,023,052)

OTHER EXPENSES

Gain (loss) on derivative liability	149,782	-	59,747	-	(253,332)
Interest expense	(658)	(598)	(4,261)	(1,196)	(37,681)
Other income	-	-	-	-	11

Total Other Expenses	149,124	(598)	55,486	(1,196)	(291,002)

LOSS BEFORE INCOME TAXES	112,323	(30,750)	(19,330)	(37,133)	(3,314,054)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$112,323	$(30,750)	$(19,330)	$(37,133)	$(3,314,054)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,742,410	15,281,346	16,742,410	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Six Months Ended		Through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,330)	$(37,133)	$(3,314,054)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
(Gain) loss on derivative liability	(59,747)	-	253,332
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(24,606)	28,268	39,456

Net Cash Used in Operating Activities	(103,683)	(8,865)	(271,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,300)	-	(324,870)
Refund received of payments made for mineral properties	20,000	-	20,000
Deposit paid	(75,000)	-	(75,000)

Net Cash Used in Investing Activities	(65,300)	-	(379,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	419,594	-	429,594
Proceeds from notes payable	-	-	365,529
Proceeds from related party advances and notes	-	10,000	112,726
Repayment of related party advances and notes	(216,329)	-	(217,329)

Net Cash Provided by Financing Activities	203,265	10,000	690,520

NET INCREASE (DECREASE) IN CASH	34,282	1,135	39,384
CASH AT BEGINNING OF PERIOD	5,102	123	-

CASH AT END OF PERIOD	$39,384	$1,258	$39,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2013
(unaudited)

NOTE 4 – DEPOSIT

During the six months ended June 30, 2013, the Company paid $75,000 for a security deposit for the purchase of diesel oil.

NOTE 5 – MINERAL PROPERTY

During the six months ended June 30, 2013, the Company received $20,000 as a refund on payments previously made on the mineral properties.

NOTE 6 – RELATED PARTY PAYABLES

During the six months ended June 30, 2012, related parties loaned the Company $10,000.  These advances are non-interest bearing and are due on demand.

During the six months ended June 30, 2013, the Company repaid $216,329 in related party advances.

NOTE 7 – DERIVATIVE LIABILITY

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

As of June 30, 2013 and December 31, 2012, the estimated fair value of this derivative was $253,332 and $313,079, respectively.  The Company revalues the derivative each reporting period and a gain of $59,747 was reported for the six months ended June 30, 2013.  The fair value of the derivative liability was calculated using the Black-Scholes Option Pricing model under the following assumptions:

	June 30, 2013	December 31, 2012
Estimated number of underlying shares	84,467	83,507
Estimated market price per share	$3.00	$3.75
Exercise price per share	$0.001	$0.001
Expected volatility	190%	190%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00
Risk-free rate	0.66%	0.36%

NOTE 8 – COMMON STOCK

During the six months ended June 30, 2013, the Company issued 192,135 shares of common stock for cash of $419,594.
.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and History

We were incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," for the purpose of engaging in the energy, mining and natural resources business. Following our inception and in order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two (2) cents per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse stock split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves.  From April 1989 through 2003 we were dormant, doing only those actions necessary to allow the Company to remain as an active entity.  In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name "Valley High Mining Company".  The Agreement and Plan provided, among other things, that for every 35 shares of Valley High O, G & M, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger.

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

During the six-month period ended June 30, 2013, we also formed a wholly owned subsidiary, VH Energy, Inc., a Texas corporation, which is intended to engage in the oil and gas industry.  We executed our first agreement with this company, which involves the brokerage of diesel fuel.  As of the date of this report we are awaiting information on the disposition of this transaction, as our partners in this endeavor appear to have acted in less than an honorable fashion.  We are currently investigating this situation and attempting to recover the funds that were utilized in this transaction.

Our principal place of business is located at 12835 E Arapahoe Rd., Tower 1 Penthouse #810, Centennial, CO 80112.  Our phone number is (303) 768-9221 and our website address is www.valleyhighmining.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Comparison of Results of Operations for the six months ended June 30, 2013 and 2012

Total operating expenses, which included general and administrative expenses incurred during the six-month period ended June 30, 2013 were $74,816, compared to $35,937 during the similar period in 2012, an increase of $38,879.  This increase was as a result of our being a “shell” company during the six-month period ended June 30, 2012.  During the six-month period ended June 30, 2013 we incurred these additional costs which were related to travel, consulting and other administrative costs associated with our entry into both the mining and oil and gas industries, as well as from salaries paid to our management.  Additionally, during the six months ended June 30, 2013 we recorded $59,747 in non-cash gain arising from a gain on derivative liability.  We are currently engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these businesses.

As a result, we incurred a net loss of $19,330 ($0.00 per share) during our six-month period ended June 30, 2013, compared to a net loss of $37,133 ($0.00 per share).during the six-month period ended June 30, 2012.

Comparison of Results of Operations for the three months ended June 30, 2013 and 2012

Total operating expenses, which included general and administrative expenses incurred during the three month period ended June 30, 2013 were $36,801, compared to $30,152 during the similar period in 2012, an increase of $6,648.  This increase was as a result of our being a “shell” company during the three month period ended June 30, 2012.  We are currently engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these businesses.

Additionally, during the three months ended June 30, 2013 we recorded $149,782 in non-cash gain arising from a gain on derivative liability.

As a result, we generated net income of $112,323 ($0.01 per share) during our three-month period ended June 30, 2013, compared to a net loss of $30,750 ($0.00 per share).during the three-month period ended June 30, 2012.

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a mining company that is currently seeking a viable prospect to develop.  We have also formed a wholly-owned subsidiary, VN Energy, Inc., a Texas corporation that we intend to utilize to enter the oil and gas industry.

Our review of mining opportunities is not limited to any specific geographic region.  Our plan of operation for the immediate future is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector.  While we have enough funds on hand to cover our administrative expenses for the next 12 months, we will need additional funding for the review, acquisition and development of a mining property once the same is identified and acquired.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $39,383.

Net cash used in operating activities was $103,683 during the six-month period ended June 30, 2013, compared to $8,865 for the six-month period ended June 30, 2012.  The increase is due to establishment of business operations during the six months ended June 30, 2013.  We were a shell company during 2012.  We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire a mining property to develop, as well as an oil and gas opportunity to acquire. In this regard during the six month ended June 30, 2013, we executed our initial agreement to broker the sale of diesel oil.  We placed $75,000 of our funds up for costs alleged to be required for this project.  Subsequent to June 30, 2013, we have discovered that our joint venture partner, Integrus Oil of Houston, Texas may have committed fraud and we are currently exploring our options as of the date of this report.

Cash flows used in investing activities was $65,300 for the six-month period ended June 30, 2013.  We paid $75,000 for a security deposit on the purchase of diesel oil.

Cash flows from financing activities were $203,265 for the six-month period ended June 30, 2013, compared to $10,000 during the six months ended June 30, 2012 as a result of our private offering of common stock.

Certain of our shareholders have provided us with loans aggregating $159,200 as of June 30, 2013.  These loans are interest free and due upon demand.  We utilized the funds from these loans to cover our costs associated with the Machacala project and Excelsior project in Peru and for working capital.

In June 2013, we closed a private placement of our Common Stock whereby we sold shares of our Common Stock at a price of 2 Euros per share.  This offering was conducted in Germany and Switzerland.  We issued 192,135 shares and received gross proceeds of $419,594 therefrom.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2013.

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were not effective as of June 30, 2013, at the reasonable assurance level.  This is due to our independent auditors proposing adjustments to our financial statements relating to our derivative liability.  We are working with our independent auditors to resolve this issue.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended June 30, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2013, we closed a private placement of our Common Stock whereby we sold shares of our Common Stock at a price of 2 Euros per share.  This offering was conducted in Germany and Switzerland.  We issued 192,135 shares and received gross proceeds of $419,594 therefrom.

We utilized the proceeds from this offering to cover costs associated with the Machacala Project, to investigate and perform due diligence activities on prospective acquisitions, for our initial transaction with UH Energy and for working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2013.

VALLEY HIGH MINING COMPANY

By:	s/ Andrew I. Telsey
Andrew I. Telsey, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

13