Form 10-Q
period 2013-09-30
Valley High Mining CO
filed 2014-01-09
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 9, 2014, was 16,951,886 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3

	Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from April 19, 2004 (inception) Through September 30, 2013	4

	Unaudited Consolidated Statements of Cash Flows for the for the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from April 19, 2004 (inception) Through September 30, 2013	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS

Cash	$3,274	$5,102
Deposit	75,000	-
Mineral properties	304,870	314,570

Total Current Assets	383,144	319,672

TOTAL ASSETS	$383,144	$319,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$75,873	$64,062
Advances and notes payable - related parties	150,200	375,529
Derivative liability	337,797	313,079

Total Current Liabilities	563,870	752,670

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	593,870	782,670

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000
shares authorized, 16,893,481 and 16,701,346
shares issued and outstanding, respectively	16,893	16,701
Additional paid-in capital	3,985,801	3,566,399
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,462,046)	(3,294,724)

Total Stockholders' Deficit	(210,726)	(462,998)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$383,144	$319,672

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Professional fees	3,409	-	17,381	-	2,208,567
General and administrative expenses	59,158	30,152	120,001	35,937	877,051

Total Operating Expenses	62,567	30,152	137,382	35,937	3,085,618

LOSS FROM OPERATIONS	(62,567)	(30,152)	(137,382)	(35,937)	(3,085,618)

OTHER EXPENSES

Loss on derivative liability	(84,465)	-	(24,718)	-	(337,797)
Interest expense	(960)	(598)	(5,222)	(1,196)	(38,642)
Other income	-	-	-	-	11

Total Other Expenses	(85,425)	(598)	(29,940)	(1,196)	(376,428)

LOSS BEFORE INCOME TAXES	(147,992)	(30,750)	(167,322)	(37,133)	(3,462,046)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(147,992)	$(30,750)	$(167,322)	$(37,133)	$(3,462,046)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,778,469	15,281,346	16,753,326	15,281,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(167,322)	$(37,133)	$(3,462,046)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
Loss on derivative liability	24,718	-	337,797
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,811	28,268	75,873

Net Cash Used in Operating Activities	(130,793)	(8,865)	(298,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,300)	-	(324,870)
Refund received of payments made for
mineral properties	20,000	-	20,000
Payment of security deposit	(75,000)		(75,000)

Net Cash Used in Investing Activities	(65,300)	-	(379,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	419,594	-	429,594
Proceeds from notes payable	-	-	365,529
Proceeds from related party advances and notes	2,682	10,000	115,408
Repayment of related party advances and notes	(228,011)	-	(229,011)

Net Cash Provided by Financing Activities	194,265	10,000	681,520

NET INCREASE (DECREASE) IN CASH	(1,828)	1,135	3,274
CASH AT BEGINNING OF PERIOD	5,102	123	-

CASH AT END OF PERIOD	$3,274	$1,258	$3,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2013
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Valley High Mining Company (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2013
(unaudited)

NOTE 4 – DEPOSIT

During the nine months ended September 30, 2013 the Company paid $75,000 for a security deposit for the purchase of diesel oil.  See Note 9 – Subsequent Events.

NOTE 5 – MINERAL PROPERTY

During the nine months ended September 30, 2013, the Company received $20,000 as a refund on payments previously made on the mineral properties.

NOTE 6 – RELATED PARTY PAYABLES

During the nine months ended September 30, 2012, related parties loaned the Company $10,000.  These advances are non-interest bearing and are due on demand.

During the nine months ended September 30, 2013, the Company repaid $228,011 in related party advances.

NOTE 7 – DERIVATIVE LIABILITY

The Company entered into an agreement which has been accounted for as a derivative.  The Company has recorded a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated.

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

As of September 30, 2013 and December 31, 2012, the estimated fair value of this derivative was $337,797 and $313,079, respectively.  The Company revalues the derivative each reporting period and a loss of $24,718 was reported for the nine months ended September 30, 2013.

	September 30, 2013	December 31, 2012
Estimated number of underlying shares	84,467	83.507
Estimated market price per share	$4.00	$3.75
Exercise price per share	$0.001	$0.001
Expected volatility	190%	190%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00
Risk free rate	0.63%	0.36%

NOTE 8 – COMMON STOCK

During the nine months ended September 30, 2013, the Company issued 192,135 shares of common stock for cash of $419,594.
.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2013
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

In October 2013, the Company filed a complaint in the United States District Court for the District of Colorado against Gandolf Holdings, Inc., Cox General Accounting, Inc. and Brian Cox, individually, Civil Action No. 1:13-cv-02959-MSK, to recover the principal amount of $75,000 which the Company put on deposit as part of the terms of a fuel brokerage transaction.  The relevant agreement required the Company to deposit $75,000 to cover the storage fees applicable to the sale of 119 million gallons of diesel fuel.  These funds were to be held in trust until such time as the buyer of the fuel tested the fuel to insure that the quality was satisfactory.  Once the buyer confirmed that the quality was acceptable, these funds were to be used for storage of the fuel pending closing.  If the quality was not satisfactory to the buyer, the agreement provided for return of these funds to the Company.

After the Company paid the $75,000, upon information and belief, Brian Cox, who was then the Chief Financial Officer of Gandolf Holdings, Inc., authorized the release of the funds without the Company’s consent.  Also upon information and belief, the sale of the fuel was not consummated.  Brian Cox ceased all communication with the Company at that time.  The Company contacted Gandolf Holdings, who agreed to execute a demand promissory note for the $75,000 in favor of the Company.  In September 2013, the Company tendered a demand upon Gandolf Holdings to repay these funds. Gandolf Holdings failed and refused to pay the Company pursuant to the note.

The Company successfully served the complaint upon Gandolf Holdings, but has been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf Holdings failed to answer the complaint within the prescribed time period, and in December 2013, the Company filed a Motion for Default with the court.  As of the date of this report, the Company is awaiting receipt of the judgment against Gandolf.

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

Overview and History

We were incorporated in the State of Utah on November 14, 1979, under the name "Valley High Oil, Gas & Minerals, Inc.," ("VHOGM") for the purpose of engaging in the energy, mining and natural resources business. Following our inception and in order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of $0.02 per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse stock split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves.  From April 1989 through 2003 we were dormant, doing only those actions necessary to allow us to remain as an active entity.  In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name "Valley High Mining Company".  The Agreement and Plan provided, among other things, that for every 35 shares of VHOGM, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the survivor in the merger.

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

During the nine-month period ended September 30, 2013, we also formed a wholly owned subsidiary, VH Energy, Inc., a Texas corporation, which was formed with the intention of engaging in the oil and gas industry.  We initially engaged in a venture which involved the brokerage of diesel fuel, which failed to close.  We have commenced legal action against various parties involved in this transaction.  See “Part II, Item 1, Legal Proceedings,” below.

Our principal place of business is located at 12835 E Arapahoe Rd., Tower 1 Penthouse #810, Centennial, CO 80112.  Our phone number is (303) 768-9221 and our website address is www.valleyhighmining.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Comparison of Results of Operations for the nine months ended September 30, 2013 and 2012

Total operating expenses, which included general and administrative expenses incurred during the nine-months ended September 30, 2013, were $137,382, compared to $35,937 during the similar period in 2012, an increase of $101,445.  This increase was as a result of our being a “shell” company during the nine-month period ended September 30, 2012.  During the nine-months ended September 30, 2013, we incurred these additional costs which were associated with travel, consulting and other administrative costs associated with our entry into both the mining and oil and gas industries, as well as from salaries paid to our management.  Additionally, during the nine months ended September 30, 2013, we recorded other expenses of $29,940 consisting of $24,718 in a non-cash loss on derivative liability and interest expense of $5,222, compared to interest expense of $1,196 in 2012.

As a result, we incurred a net loss of $167,322 (approximately $0.01 per share) during our nine-month period ended September 30, 2013, compared to a net loss of $37,133 ($0.00 per share).during the nine-month period ended September 30, 2012.

Comparison of Results of Operations for the three months ended September 30, 2013 and 2012

Total operating expenses, which included general and administrative expenses incurred during the three-months ended September 30, 2013 were $62,567, compared to $30,152 during the similar period in 2012, an increase of $32,415.  This increase was as a result of our being a “shell” company during the three-month period ended September 30, 2012.

Additionally, during the three months ended September 30, 2013 we recorded $84,465 in non-cash loss on derivative liability and $960 in interest expense compared to interest expense of $598 in 2012.

As a result, we incurred a net loss of $147,992 (approximately $0.01 per share) during our three-month period ended September 30, 2013, compared to a net loss of $30,750 ($0.00 per share) during the three-month period ended September 30, 2012.

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this report we are a mining company that is currently seeking a viable prospect to develop.  We have also formed a wholly-owned subsidiary, VN Energy, Inc., a Texas corporation that we utilized for an oil and gas venture that was unsuccessful.

Our review of mining opportunities is not limited to any specific geographic region.  Our plan of operation for the immediate future is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal sector.  We will need additional funding for the review, acquisition and development of a mining property once the same is identified and acquired as well as for our administrative expenses.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock, or loans from our shareholders and/or management.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $3,274.

Net cash used in operating activities was $130,793 during the nine-month period ended September 30, 2013, compared to $8,865 for the nine-month period ended September 30, 2012.  The increase is due to establishment of business operations during the nine months ended September 30, 2013.  We were a shell company during 2012.  We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire a mining property to develop, as well as an oil and gas opportunity to acquire. In this regard, during the nine months ended September 30, 2013, we executed an agreement to participate in the sale of diesel oil.  We placed $75,000 of our funds up for costs alleged to be required for this project.  The proposed transaction failed to close.  The terms of the agreement we executed required our consent to release our funds.  These funds were released without our consent and as a result, we have commenced an action in federal court against three parties with whom we contracted to recover this investment.  See “Part II, Item 1,” below.

Cash flows used in investing activities was $65,300 for the nine-month period ended September 30, 2013.  Included in this amount was the $75,000 we paid for a security deposit on the purchase of diesel oil described hereinabove.

Cash flows provided by financing activities were $194,265 for the nine-month period ended September 30, 2013, compared to $10,000 during the nine months ended September 30, 2012 as a result of our private offering of common stock.

Certain of our management and shareholders have provided us with loans aggregating $150,200 as of September 30, 2013.  These loans are interest free and due upon demand.  We utilized the funds from these loans to cover our costs associated with the mining projects in Peru and for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2013.

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were not effective as of September 30, 2013, at the reasonable assurance level.  This is due to our independent auditors proposing adjustments to our financial statements relating to our derivative liability.  We are working with our independent auditors to resolve this issue.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our three month period ended September 30, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2013, we were not party to any legal action.

Subsequent Event

In October 2013, we filed a complaint in the United States District Court for the District of Colorado against Gandolf Holdings, Inc., Cox General Accounting, Inc. and Brian Cox, individually, Civil Action No. 1:13-cv-02959-MSK, to recover the principal amount of $75,000 which we put on deposit as part of the terms of a fuel brokerage transaction.  The relevant agreement required us to deposit $75,000 to cover the storage fees applicable to the sale of 119 million gallons of diesel fuel.  These funds were to be held in trust until such time as the buyer of the fuel tested the fuel to insure that the quality was satisfactory.  Once the buyer confirmed that the quality was acceptable, these funds were to be used for storage of the fuel pending closing.  If the quality was not satisfactory to the buyer, the agreement provided for return of these funds to us.

After we paid the $75,000, upon information and belief, Brian Cox, who was then the Chief Financial Officer of Gandolf Holdings, Inc., authorized the release of the funds without our consent.  Also upon information and belief, the sale of the fuel was not consummated.  Brian Cox ceased all communication with us at that time.  We contacted Gandolf Holdings, who agreed to execute a demand promissory note for the $75,000 in our favor.  In September 2013 we tendered a demand upon Gandolf Holdings to repay these funds. Gandolf Holdings failed and refused to pay us pursuant to the note.

We successfully served the complaint upon Gandolf Holdings, but have been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf Holdings failed to answer our complaint within the prescribed time period and in December 2013 we filed a Motion for Default with the court.  As of the date of this report, we are awaiting receipt of the judgment against Gandolf.  We are also continuing our efforts to serve Brian Cox and Cox General Accounting, Inc.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our securities during the three months ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 9, 2014.

VALLEY HIGH MINING COMPANY

By:	s/ Andrew I. Telsey
Andrew I. Telsey, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer