Form 10-K
period 2013-12-31
Valley High Mining CO
filed 2014-04-15
CIK 1301838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

VALLEY HIGH MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4550 NW Newberry Hill Road, Suite 202 Silverdale, WA 98383
(Address of principal executive offices, including zip code)

(360) 536-4500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based on a closing price of $3.00 was approximately $5,170,443.  As of April 14, 2014, the registrant had 16,893,481 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

VALLEY HIGH MINING COMPANY
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations or taxes in the entertainment industry;

•	actions taken or not taken by third-parties, including our contractors and competitors;

•	the availability of additional capital; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I
Item 1.  Business.

Company History

Valley High Mining Company (“we,” “us,”, “our,” or the “Company”) was incorporated in the State of Utah on November 14, 1979, under the name Valley High Oil, Gas & Minerals, Inc. (“Valley High Oil”), for the purpose of engaging in the energy, mining and natural resources business. In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two (2) cents per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves.  In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name Valley High Mining Company.  The Agreement and Plan provided, among other things, that for every 35 shares of Valley High Oil, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the surviving entity in the merger.

On April 19, 2004, the day that the merger was effective, we entered into a mining lease agreement (“Mining Lease” or “Lease”) with North Beck Joint Venture, LLC, a Utah limited liability company (”North Beck”), an entity owned and controlled by our then principal shareholder and officer/director. The terms of the lease consideration were based upon prior lease agreements that North Beck had entered into with other mining companies in the past.   As a result, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called “Tintic Mining District” (the “North Beck Claims”). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or “prospecting pits,” two of which are over 1,000 feet deep.  This project also proved to be unsuccessful.  As a result, in February 2010, control of our Company changed again, with the business objective to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims in connection with the change in control.

Until September 2012, our then management continued to seek a suitable acquisition candidate, without success. On September 8, 2012, we executed a Joint Venture Agreement (the “Joint Venture”) with Corizona Mining Partners LLC, a Minnesota limited liability company (“Corizona”). Prior, on July 20, 2012, the Company and Corizona formed a limited liability company, Minera Carabamba S.A. pursuant to the laws of Peru. The Joint Venture acquired a 50% leasehold interest in a property of approximately 966 hectares, located in La Libertad, Peru, in order to conduct gold mining operations on the property under the project name of Machacala. On March 1, 2013, the Company advised Corizona that we were no longer interested in continuing with our role in the Joint Venture due to the inability to gain access to the property.

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

During the year ended December 31, 2013, we also formed a wholly owned subsidiary, VH Energy, Inc., a Texas corporation, which was formed with the intention of engaging in the oil and gas industry.  We initially engaged in a venture which involved the brokerage of diesel fuel, which failed to close.  We have commenced legal action against various parties involved in this transaction.  See “Part II, Item 1, Legal Proceedings,” below.

Our principal place of business is located at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383.  Our phone number is (303) 536-4500 and our website address is www.vh-mining.com.

Government Regulations

Domestic mineral exploration operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations.  The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry.  Mineral lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee’s operations, and may also be subject to liability for pollution damages.  We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks.

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2013 and 2012, respectively.

Employees

As of April 14, 2014, we have one (1) full-time employee, our Chief Executive Officer.    For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

None.

Available information

Our website address is www.vh-mining.com.  We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Risks Relating to Our Business and Company

WE HAVE A LIMITED OPERATING HISTORY FROM WHICH YOU CAN EVALUATE OUR PERFORMANCE.

Since we have a limited operating history, it will be difficult for investors and securities analysts to evaluate our business and prospects and predict future revenue. Because we have a limited operating history, we will encounter risks, expenses and difficulties of which we are unaware, and may be challenging to overcome. There can be no assurance that our efforts will be successful or that we will reach profitability.

OUR CURRENT CASH WILL NOT BE SUFFICIENT TO FUND OUR BUSINESS AS CURRENTLY PLANNED FOR THE NEXT 12 MONTHS. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS THAT COULD NEGATIVELY AFFECT US AND OUR STOCK PRICE.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $250,000 over the next 12 months to fund our anticipated capital requirements and obligations.  Although we have entered into an equity line which may provide a substantial portion of the funds needed, there is no assurance that all of such funds will be available when needed for our operations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes.  We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners.  However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

BECAUSE WE ARE HIGHLY DEPENDENT ON OUR KEY EXECUTIVE OFFICER FOR THE SUCCESS OF OUR BUSINESS PLAN AND MAY BE DEPENDENT ON THE EFFORTS AND RELATIONSHIPS OF THE PRINCIPALS OF FUTURE ACQUISITIONS AND MERGERS, IF ANY OF THESE INDIVIDUALS BECOME UNABLE TO CONTINUE IN THEIR ROLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We believe our success will depend, to a significant extent, on the efforts and abilities of William M. Wright, our Chief Executive Officer. If we lost Mr. Wright, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for Mr. Wright at all, or on terms that are not unduly expensive or burdensome.

If we grow and implement our business plan, we will need to add managerial talent to support our business plan. There is no guarantee that we will be successful in adding such managerial talent. These professionals are regularly recruited by other companies and may choose to change companies. Given our relatively small size compared to some of our competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

BECAUSE OF THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, our business may fail.

JOINT VENTURES AND OTHER PARTNERSHIPS IN RELATION TO OUR PROPERTIES MAY EXPOSE US TO RISKS.

In the future we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which would lead to deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decision made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES.  OUR FAILURE TO MANAGE GROWTH CAN CAUSE A DISRUPTION OF OUR OPERATIONS THAT MAY RESULT IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

In order to maximize potential growth in our current markets, we may have to expand our operations. Such expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, AND THEY COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL EVEN IF OUR OTHER STOCKHOLDERS WANT IT TO OCCUR.

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 88.49% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

Risks Relating to the Industry

PLANNED EXPLORATION, AND IF WARRANTED, DEVELOPMENT AND MINING ACTIVITIES INVOLVE A HIGH DEGREE OF RISK.

We cannot assure you of the success of our planned operations.  Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs.  The costs of mining, processing, development and exploitation activities are subject to numerous variables that could result in substantial cost overruns.  Mining for silver and other base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  If our drilling activities are not successful, we will experience a material adverse effect on our future results of operations and financial condition.

There is a substantial risk that the properties that we drill will not eventually be productive or may decline in productivity over time. We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive.  The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

THE IMPACT OF GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, exploration, and environmental and safety matters.  Many laws and regulations require drilling permits and govern the spacing of mines, rates of production, prevention of waste and other matters.  These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate.  We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

THE SUBMISSION AND APPROVAL OF ENVIRONMENTAL IMPACT ASSESSMENTS MAY BE REQUIRED.

Environmental legislation is evolving in a manner that means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.  In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by former operators.

DECLINE IN MINERAL PRICES MAY MAKE IT COMMERCIALLY INFEASIBLE FOR US TO DEVELOP OUR PROPERTY AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world.  The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities.  The prices used in making the estimates in our plans differ from daily prices quoted in the news media.  Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons.  Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION, WHICH COULD CAUSE US TO DELAY OR SUSPEND OPERATIONS.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies such as dynamite as well as certain equipment like bulldozers and excavators that we might need to conduct exploration.  If we cannot obtain the necessary supplies, we will have to suspend our exploration plans until we do obtain such supplies.

Risks Relating to Being a Public Company

WE WILL INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We will incur significant costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Company’s board of directors (the “Board”) or as executive officers. We may be wrong in our prediction or estimate of the amount of additional costs we may incur or the timing of such costs.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. Under current SEC rules, our management may conclude that our internal controls over our financial reporting are not effective. Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In the event that we are unable to have effective internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed could suffer.

Risks Related to Our Common Stock

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC MARKETS, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCQB.  The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCQB, WHICH ENCHANCES THE VOLATILE NATURE OF OUR EQUITY.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK,” AND IS SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities.  As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced.  In addition, these transactions may dilute the value of our common shares outstanding.  We may also have to issue securities that may have rights, preferences and privileges senior to our common stock.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business.  Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our former principal place of business was located at 12835 E Arapahoe Road, Tower 1 Penthouse #810, Centennial, CO 80112, where we relocated in October 2012.  Our former space consisted of approximately 1,000 square feet of executive office space and required a monthly rent of $200.

Effective March 1, 2014, the Company relocated and currently subleases, from a company under the control of our CEO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis.

Item 3.  Legal Proceedings.

In October 2013, the Company filed a complaint in the United States District Court for the District of Colorado against Gandolf Holdings, Inc. (“Gandolf”), Cox General Accounting, Inc. and Brian Cox, individually, Civil Action No. 1:13-cv-02959-MSK, to recover the principal amount of $75,000 which the Company put on deposit as part of the terms of a fuel brokerage transaction.  The relevant agreement required the Company to deposit $75,000 to cover the storage fees applicable to the sale of 119 million gallons of diesel fuel.  These funds were to be held in trust until such time as the buyer of the fuel tested the fuel to insure that the quality was satisfactory.  Once the buyer confirmed that the quality was acceptable, these funds were to be used for storage of the fuel pending closing.  If the quality was not satisfactory to the buyer, the agreement provided for return of these funds to the Company.

After the Company paid the $75,000, upon information and belief, Brian Cox, who was then the Chief Financial Officer of Gandolf, authorized the release of the funds without the Company’s consent.  Also upon information and belief, the sale of the fuel was not consummated.  Brian Cox ceased all communication with the Company at that time.  The Company contacted Gandolf, who agreed to execute a demand promissory note for the $75,000 in favor of the Company.  In September 2013, the Company tendered a demand upon Gandolf to repay these funds. Gandolf failed and refused to pay the Company pursuant to the note.

The Company successfully served the complaint upon Gandolf, but has been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf failed to answer the complaint within the prescribed time period, and in December 2013, the Company filed a Motion for Default with the court.  As of the date of this report, the Company is awaiting receipt of the judgment against Gandolf.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “VHMC”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High	Low

March 31, 2012	$0.15	$0.15
June 30, 2012	$1.40	$0.15
September 31, 2012	$2.90	$0.80
December 31, 2012	$4.25	$2.90

March 31, 2013	$4.85	$3.75
June 30, 2013	$4.80	$3.00
September 31, 2013	$4.00	$0.73
December 31, 2013	$4.00	$0.40

(b) Holders

As of April 14, 2014, a total of 16,893,481 shares of the Company’s common stock are currently outstanding held by approximately 1,185 shareholders of record.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

(d) Securities Authorized for Issuance under Equity Compensation Plan

We have not adopted any stock option or other employee plans as of the date of this Report.  We may adopt such plans in the future.

Transfer Agent

Our transfer agent is Standard Registrar and Transfer Co., Inc.  Their address is 12528 South 1840 East, Draper, UT 84020.  Their phone number is (801) 571-8844.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, there were no sales of unregistered securities that were not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the years ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

As of the date of this Annual Report we are a mining company that is currently seeking a viable prospect to develop.  We are not limiting our search to any specific geographic region.  Our plan of operation for the twelve months following the date of this Annual Report  is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal and mineral sector.  We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition and development of a mining property once the same is identified.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.  Relevant thereto, as of the date of this Annual Report we are engaged in a private offering of our common stock.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2013 and 2012

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2013 were $165,339, compared to $2,836,667 during our fiscal year ended December 31, 2012, a decrease of $2,671,328. This decrease included decreased legal expense, management fees and travel expenses relating to the joint venture with Corizona on the Machacala project.

As a result, we incurred a net loss of $195,974 (approximately $0.01 per share) for the fiscal year ended December 31, 2013, compared to a net loss of $3,108156 during our fiscal year ended December 31, 2012 (approximately $0.19 per share).

Liquidity and Capital Resources

As of December 31, 2013, we had cash or cash equivalents of $-0-.

Net cash used in operating activities was $209,067 during our fiscal year ended December 31, 2013, compared to $2,856,202 during our fiscal year ended December 31, 2012.

Cash flows provided or used in investing activities were $9,700 for the year ended December 31, 2013 and $314,570 used during our fiscal year ended December 31, 2012.  Net cash flows provided or used by financing activities was $194,265 during our fiscal year ended December 31, 2013, compared to $375,529 during our fiscal year ended December 31, 2012.

During our fiscal year ended December 31, 2013, we repaid $225,329 in related party loans. During our fiscal year ended December 31, 2012, certain of our shareholders provided us with loans aggregating $365,529.  These loans are interest free and due upon demand.  We utilized the funds from these loans to cover our costs associated with the Machacala project and Excelsior project in Peru and for working capital.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2013.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-12 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 21, 2014, the Board of the Company dismissed GBH CPA's, PC (“GBH”), as the Company’s independent registered public accounting firm.

GBH’s report on the financial statements for the fiscal year ended December 31, 2012 and 2011, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.  During the fiscal years ended December 31, 2012 and 2011, and in the subsequent interim period through March 21, 2014, the date of dismissal of GBH, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2012 and 2011, and in the subsequent interim period through March 21, 2014, the date of dismissal of GBH, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided a copy of the above disclosures to GBH and requested GBH to provide it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not GBH agrees with the above disclosures.  A letter from the prior auditor has not yet been received at the filing date of this Annual Report.

On March 21, 2014, the Board approved the engagement of Terry L. Johnson, CPA (“Johnson”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2013, and the subsequent interim period prior to the engagement of Johnson, the Company has not consulted Johnson regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Johnson performed a re-audit of December 31, 2012 and the audit for December 31, 2013.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

(b) Management’s Assessment of Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

Inherent Limitations

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 14, 2013:

Name	Age	Position

Andrew I. Telsey (1)	60	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

William M. Wright, III (2)	49	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

(1)
Mr. Telsey served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer from October 31, 2012 to January 27, 2014.  Mr. Telsey served as Chairman from October 31, 2012 until March 2014.

(2)	Mr. Wright was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014 and sole director effective as of March 21, 2014.

Following is biographical information of our current management:

William M. Wright, III, age 49, has been President and CEO of Keystone Financial Management, Inc., a private asset management and consulting firm since its inception in June 2006.  Mr. Wright has been CGrowth Capital, Inc.’s President, CEO, and sole director since June 2012. CGrowth Capital is a public company that serves as a holding company for businesses and assets focused on all aspects of mining, mineral and exploration. Prior to that, Mr. Wright was Verity Corp’s (f/k/a AquaLiv Technologies, Inc.) Executive Vice President, Secretary, Principal Financial Officer and a director from April 2010 to May 2013. Mr. Wright was AquaLiv Technologies, Inc.’s CEO and President from April 2010 to December 2012. Mr. Wright has over 20 years of experience and knowledge in financial management and business operations. His experience includes the startup of an internet service provider that specialized in the acquisition and rollup of numerous rural service providers, and the eventual taking of the company public in 2004. Mr. Wright served as both Chief Executive Officer and Chairman of the Board during his six year tenure with DONOBi, leading to the merger with Gottaplay in 2006. Prior to his work in the technology field, Mr. Wright was a real estate broker in both California and Washington, and including the position of President and minority owner of a local property management company. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.  None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Committees of the Board of Directors

We do not have a standing nominating, compensation or audit committee.  Rather, our full Board performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our Board as that term is defined by Item 401(d)(5)(ii) of Regulation S-K.  We do not believe it is necessary for our Board to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Business Conduct and Ethics

As of the date of this Annual Report, we have not adopted a corporate code of business conduct and ethics.

Item 11.  Executive Compensation.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		All Other Compensation ($)		Total Compensation ($)

Andrew I. Telsey, CEO/President (1)	2011 2012 2013	$ $ $	0 38,740 90,000	$ $ $	0 595,000 0	$ $ $	0 0 0	$ $ $	0 633,740 90,000

Michel Van Herreweghe, CEO/President (2)	2011 2012 2013	$ $ $	0 10,000 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 10,000 0

John Thomas Hickey CEO/President (3)	2011 2012 2013	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

William M. Wright CEO/President (4)	2011 2012 2013	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

(1)	Mr. Telsey assumed his positions in October 2012 and served until January 27, 2014. As of December 31, 2013, $55,137 of the salary earned was being accrued.
(2)	Mr. Van Herreweghe assumed his position with us in April 2012 and resigned his positions in October 2012. All compensation due Mr. Herreweghe has been accrued.
(3)	Mr. Hickey served in his positions from March 2010 through April 2012.
(4)	Mr. Wright was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014.

Employment Agreements

Mr. Telsey has an employment agreement that provides for a base payment of $7,500 per month in exchange for him providing us with 30 hours per month, or 90 hours per calendar quarter.  Initially, in the first month this agreement provided for a base of $5,000 per month for 20 hours, but this was increased to $7,500 after it became apparent that additional time was required.  For each hour over the 90 hours, he is compensated at the rate of $300 per hour.  He has agreed to accrue a portion of these funds until such time as we begin generating revenues.  In addition to other customary provisions, the agreement also provides (i) for an option to purchase 1% of our then issued and outstanding stock at $0.001 per share for every year he remains employed; (ii) all expenses are to be repaid on a monthly basis; and (iii) in the event of termination for any reason other than cause, he will receive 3 months base compensation at the time of such termination, plus shall have the right to exercise his stock option on a pro rata basis for the time served during the year of termination.  Effective January 27, 2014, Mr. Telsey no longer serves as an officer of the Company.

Outstanding Equity Awards

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board may recommend adoption of one or more such programs in the future.

Mr. Andrew Telsey, our former Chief Executive Officer, currently owns an option to purchase 171,231 shares of common stock, which is exercisable until August 1, 2014 at an exercise price of $0.0001.  Other than Mr. Telsey’s option, no officer or director holds any unexercised options, stock that had not vested, or equity incentive plan awards as of the date of this Annual Report.

Director Compensation

The Company has not paid compensation to its members of the Board for serving as such.  The Board may in the future decide to award the members of the Board cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of April 14, 2014, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Common	William M. Wright, III (2)	0	0%

Common	33, LLC New Venture House 3 Mill Creek Road, 3rd Fl Pembroke, Bermuda, HM05	15,000,000	88.49%

Common	All Officers and Directors as a Group (1 person)	0	0%

*	Less than 1%

(1)	Based on 16,893,481 shares of common stock issued and outstanding as of April 14, 2014.

(2)
Mr. Wright is the Chief Executive Officer and sole director of our Company.  The address for the officer and director of the Company is c/o Valley High Mining Company at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During the years 2012 and 2013, the Company subleased from Andrew I. Telsey, P.C. our former principal place of business, which consisted of approximately 1,000 square feet of executive office space for a monthly rate of $200, pursuant to an oral agreement approved by then our principal shareholder.  Andrew Telsey, our then sole director and officer, is the owner of Andrew I. Telsey, P.C.  The Company also reimbursed Andrew I. Telsey, P.C. for all out of pocket expenses incurred on a monthly basis.

At December 31, 2013, certain of our former shareholder had loaned us the principal balance of $365,529.  These loans are interest free and due upon demand.

During the year ended December 31, 2013, the Company repaid $225,329 in related party advances.

Effective March 1, 2014, the Company subleases, from a company under the control of our new CEO, approximately 1,000 square feet of executive office space located at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383, at a rate of $1,000 per month on a month to month basis.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

The common stock of the Company is currently quoted on the OTCQB, quotation systems which currently do not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq. The Board has determined that there are no members that are independent under such standards.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Terry L. Johnson, CPA and GBH CPAs, PC during our fiscal years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Audit Fees	$10,700	$17,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,700	$17,000

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2013 and 2012 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company filed with the State of Utah on November 14, 1979 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.2
Certificate of Amendment to Articles of Incorporation filed with and accepted by the State of Utah on February 21, 1985 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.3
Articles of Incorporation of the Company's wholly owned Nevada subsidiary filed with the Nevada Secretary of State on February 27,2004 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.4	Articles of Merger (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.5	By-Laws (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.1	Warranty Deed to North Beck Joint Venture Mining Claims (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.2	Mining Lease With Option to Purchase Between North Beck Joint Venture, L.L.C. and Valley High Mining Company (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.3	Joint Venture Agreement between Corizona Mining Partners, LLC and Valley High Mining Company (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 25, 2012).

16.1	Letter of Pritchett, Siler & Hardy, P.C., dated November 16, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed November 16, 2010).

17.1	Resignation Letter of Andrew Telsey*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Date: April 15, 2014	By:	/s/ William M. Wright
Name: William M. Wright
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William M. Wright	Chief Executive Officer, President and Director	April 15, 2014
William M. Wright

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)

TERRY L. JOHNSON, CPA
406 Greyford Lane
Casselberry, Florida 32707
Phone 407-721-4753
Fax/Voice Message 866-813-3428
E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of
Valley High Mining Company
Silverdale, Washington

I have audited the accompanying consolidated balance sheets of Valley High Mining Company and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has no revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 15, 2014

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS

Cash	$-	$5,102
Note receivable	75,000	-
Mineral properties	304,870	314,570

Total Current Assets	379,870	319,672

TOTAL ASSETS	$379,870	$319,672

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$101,251	$64,062
Advances and notes payable - related parties	150,200	375,529
Derivative liability	337,797	313,079

Total Current Liabilities	589,248	752,670

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	619,248	782,670

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 16,893,481 and 16,701,346 shares issued and outstanding, respectively	16,893	16,701
Additional paid-in capital	3,985,801	3,566,399
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,490,698)	(3,294,724)

Total Stockholders' Deficit	(239,378)	(462,998)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$379,870	$319,672

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Years Ended		Through
	December 31,		December 31,
	2013	2012	2013
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Professional fees	21,737	2,191,186	2,212,923
General and administrative expenses	143,602	645,481	900,652

Total Operating Expenses	165,339	2,836,667	3,113,575

LOSS FROM OPERATIONS	(165,339)	(2,836,667)	(3,113,575)

OTHER EXPENSES

Gain (loss) on derivative liability	(24,718)	(269,094)	(337,797)
Interest expense	(5,917)	(2,406)	(39,337)
Other income	-	11	11

Total Other Expenses	(30,635)	(271,489)	(377,123)

LOSS BEFORE INCOME TAXES	(195,974)	(3,108,156)	(3,490,698)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(195,974)	$(3,108,156)	$(3,490,698)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	16,759,664	16,701,346

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, April 19, 2004	281,313	$281	$751,093	$(751,374)	$-	$-

Shares issued to acquire mining claims lease valued at shareholder carryover basis of $0, April 2004	5,000,000	5,000	(5,000)	-	-	-

Rounding shares issued	33	-	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	(4,339)	(4,339)

Balance, December 31, 2004	5,281,346	5,281	746,093	(751,374)	(4,339)	(4,339)

Net loss for the year ended December 31, 2005	-	-	-	-	(17,295)	(17,295)

Balance, December 31, 2005	5,281,346	5,281	746,093	(751,374)	(21,634)	(21,634)

Net loss for the year ended December 31, 2006	-	-	-	-	(13,846)	(13,846)

Balance, December 31, 2006	5,281,346	5,281	746,093	(751,374)	(35,480)	(35,480)

Net loss for the year ended December 31, 2007	-	-	-	-	(11,425)	(11,425)

Balance, December 31, 2007	5,281,346	5,281	746,093	(751,374)	(46,905)	(46,905)

Net loss for the year ended December 31, 2008	-	-	-	-	(10,946)	(10,946)

Balance, December 31, 2008	5,281,346	5,281	746,093	(751,374)	(57,851)	(57,851)

Net loss for the year ended December 31, 2009	-	-	-	-	(11,613)	(11,613)

Balance, December 31, 2009	5,281,346	5,281	746,093	(751,374)	(69,464)	(69,464)

Contributed capital - forgiveness of debt payable to related party	-	-	71,726	-	-	71,726

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	-	10,000

Net loss for the year ended December 31, 2010	-	-	-	-	(93,094)	(93,094)

Balance, December 31, 2010	15,281,346	15,281	817,819	(751,374)	(162,558)	(80,832)

Beneficial conversion feature	-	-	30,000	-	-	30,000

Net loss for the year ended December 31, 2011	-	-	-	-	(24,010)	(24,010)

Balance, December 31, 2011	15,281,346	15,281	847,819	(751,374)	(186,568)	(74,842)

Common shares issued for services at $0.90 per share	750,000	750	674,250			675,000

Common shares issued for services at $2.90 per share	500,000	500	1,449,500			1,450,000

Common shares issued for services at $3.50 per share	170,000	170	594,830			595,000

Net loss for the year ended December 31, 2012	-	-	-	-	(3,108,156)	(3,108,156)

Balance, December 31, 2012	16,701,346	$16,701	$3,566,399	$(751,374)	$(3,294,724)	$(462,998)

Common shares issued for cash	192,135	192	419,402			419,594

Net loss for the nine months ended December 31, 2013	-	-	-	-	(195,974)	(195,974)

Balance, December 31, 2013	16,893,481	$16,893	$3,985,801	$(751,374)	$(3,490,698)	$(239,378)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows

			Since Re-entering the Exploration Stage on April 19, 2004
	For the Years Ended		Through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(195,974)	$(195,974)	$(3,490,698)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	2,720,000	2,720,000
Amortization of debt discount	-	-	30,000
Loss on derivative liability	24,718	269,094	337,797
Changes in operating assets and liabilities:
Notes receivable	(75,000)	-	(75,000)
Accounts payable and accrued expenses	37,189	63,082	101,251

Net Cash Used in Operating Activities	(209,067)	2,856,202	(376,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,300)	(314,570)	(324,870)
Refund of payments made for mineral properties	20,000	-	20,000

Net Cash Used in Investing Activities	9,700	(314,570)	(304,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	-	10,000
Proceeds from notes payable	-	365,529	365,529
Proceeds from common stock and warrants issued	419,594	-	419,594
Proceeds from related party advances and notes	-	10,000	112,726
Repayment of related party advances and notes	(225,329)	-	(226,329)

Net Cash Provided by Financing Activities	194,265	375,529	681,520

NET INCREASE (DECREASE) IN CASH	(5,102)	2,917,161	-
CASH AT BEGINNING OF PERIOD	5,102	123	-

CASH AT END OF PERIOD	$-	$2,917,284	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

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

NOTE 3- RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal year ended December 31, 2013, the Company paid its CEO/President an aggregate of $90,000 as compensation of which $55,137 remained unpaid at December 31, 2013.

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

Effective March 1, 2014, the Company subleases, from a company under the control of our current CEO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis.

NOTE 4 – MINERAL PROPERTIES

Effective September 8, 2012, the Company entered into a Joint Venture Agreement with Corizona Mining Partners, LLC (“Corizona”). The purpose of the agreement is to operate and develop certain mineral properties in Peru. As of December 31, 2012, the Company has made a capital contribution of $314,570 as part of its total funding commitment of $2,000,000. During the year ended December 31, 2013, the Company elected to terminate the joint venture.

During the year ended December 31, 2013, the Company received $20,000 as a refund on payments previously made on mineral properties.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2013 and 2012 had an outstanding balance of $150,200 and $375,529, respectively. The notes bear no interest and are due on demand.

During the year ended December 31, 2012, related parties loaned the Company $10,000. These advances are non-interest bearing and are due on demand.

During the year ended December 31, 2013, the Company repaid $225,329 in related party advances.

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

As of December 31, 2013 and 2012, the estimated fair value of this derivative was $337,797 and $313,079, respectively.  The Company revalues the derivative each reporting period and a loss of $24,718 was reported for the year ended December 31, 2013.

	December 31, 2013	December 31, 2012
Estimated number of underlying shares	84,467	83,507
Estimated market price per share	$4.00	$3.75
Exercise price per share	$0.001	$0.001
Expected volatility	190%	190%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00
Risk free rate	0.63%	0.36%

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 6 – DERIVATIVE LIABILITY (continued)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2013.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	December 31, 2013
	Level 1	Level 2	Level 3	Total
December 31, 2012
Liabilities:
Derivative liability	$-	$-	$313,079	$313,079

Total liabilities at fair value	$-	$-	$313,079	$313,079

December 31, 2013
Liabilities:
Derivative liability	$-	$-	$337,797	$337,797

Total liabilities at fair value	$-	$-	$337,797	$337,797

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012:

	2013	2012
Beginning balance, January 1,	$(313,079)	$(43,985)
Total gains (losses) included in earnings	(24,718)	(269,094)

Ending balance, December 31,	$(337,797)	$(313,079)

NOTE 7 - CAPITAL STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001.  At December 31, 2013 and 2012, the Company had 16,701,346 and 16,701,346 shares issued and outstanding, respectively.

During the year ended December 31, 2012, the Company issued 1,420,000 shares of common stock for services rendered with a fair value of $2,720,000, which was recorded to professional fees expense and general and administrative expense.

During the year ended December 31, 2013, the Company issued 192,135 shares of common stock for cash of $419, 594.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 8 - INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative net operating losses of $252,402. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2013 and 2012 were as follows:

	2013	2012
Cumulative net operating losses	$252,402	$231,462
Deferred tax assets: (34% Federal, 0% Nevada)
Net operating loss carry forwards	85,816	78,697
Valuation allowance	(85,816)	(78,697)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Tax benefit at statutory rate	$(66,631)	$(1,056,773)
Common stock for services	142,404	924,800
(Gain) loss on derivative liability	8,404	91,492
Debt discount	-	-
Change in valuation allowance	84,177	40,481
Actual tax expense	$-	$-

The Company’s net operating loss carry forwards of approximately $252,402 expire in various years through 2033. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

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

Legal proceedings

In October 2013, the Company filed a complaint in the United States District Court for the District of Colorado against Gandolf Holdings, Inc. (“Gandolf”), Cox General Accounting, Inc. and Brian Cox, individually, Civil Action No. 1:13-cv-02959-MSK, to recover the principal amount of $75,000 which the Company put on deposit as part of the terms of a fuel brokerage transaction.  The relevant agreement required the Company to deposit $75,000 to cover the storage fees applicable to the sale of 119 million gallons of diesel fuel.  These funds were to be held in trust until such time as the buyer of the fuel tested the fuel to insure that the quality was satisfactory.  Once the buyer confirmed that the quality was acceptable, these funds were to be used for storage of the fuel pending closing.  If the quality was not satisfactory to the buyer, the agreement provided for return of these funds to the Company.

After the Company paid the $75,000, upon information and belief, Brian Cox, who was then the Chief Financial Officer of Gandolf, authorized the release of the funds without the Company’s consent.  Also upon information and belief, the sale of the fuel was not consummated.  Brian Cox ceased all communication with the Company at that time.  The Company contacted Gandolf, who agreed to execute a demand promissory note for the $75,000 in favor of the Company.  In September 2013, the Company tendered a demand upon Gandolf to repay these funds. Gandolf failed and refused to pay the Company pursuant to the note.

The Company successfully served the complaint upon Gandolf, but has been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf failed to answer the complaint within the prescribed time period, and in December 2013, the Company filed a Motion for Default with the court.  As of the date of this report, the Company is awaiting receipt of the judgment against Gandolf.

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

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2011 and 2012.

NOTE 10- SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows.

Effective January 27, 2014, Mr. Wright was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and became sole director effective as of March 21, 2014.

Effective March 1, 2014, the Company relocated and currently subleases, from a company under the control of our CEO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis.