Form 10-Q
period 2014-03-31
Valley High Mining CO
filed 2014-05-16
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2014

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4550 NW Newberry Hill Road, Suite 202
Silverdale, WA 98383
(Address of principal executive offices) (Zip Code)

(360) 536-4500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 15, 2014, was 16,893,481 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Valley High Mining Company

March 31, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	F-1

Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and the Period from April 19, 2004 (inception) Through March 31, 2014 (Unaudited)	F-2

Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and the Period from April 19, 2004 (inception) Through March 31, 2014 (Unaudited)	F-3

Notes to the Financial Statements (Unaudited)	F-4

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS

Cash	$-	$-
Note receivable	-	75,000
Mineral properties	304,870	304,870

Total Current Assets	304,870	379,870

TOTAL ASSETS	$304,870	$379,870

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$56,307	$101,251
Advances and notes payable - related parties	165,056	150,200
Derivative liability	42,234	337,797

Total Current Liabilities	263,597	589,248

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	293,597	619,248

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 50,000,000 shares authorized, 16,893,481 and 16,893,481 shares issued and outstanding, respectively	16,893	16,893
Additional paid-in capital	3,985,801	3,985,801
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,240,047)	(3,490,698)

Total Stockholders' Deficit	11,273	(239,378)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$304,870	$379,870

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

Management expense	24,000	-	24,000
Professional fees	15,519	5,600	2,228,442
General and administrative expenses	2,289	32,415	902,941

Total Operating Expenses	41,808	38,015	3,155,383

LOSS FROM OPERATIONS	(41,808)	(38,015)	(3,155,383)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	295,563	(90,035)	(42,234)
Interest expense	(605)	(3,603)	(39,942)
Other income (expense)	(2,500)	-	(2,489)

Total Other Income (Expenses)	292,458	(93,638)	(84,665)

LOSS BEFORE INCOME TAXES	250,650	(131,653)	(3,240,048)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$250,650	$(131,653)	$(3,240,048)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,893,481	16,742,410

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Three Months Ended		Through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$250,650	$(131,653)	$(3,240,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
Loss (gain) on derivative liability	(295,563)	90,035	42,234
Changes in operating assets and liabilities:
Notes receivable	75,000	-	-
Accounts payable and accrued expenses	(32,587)	(9,544)	68,664

Net Cash Used in Operating Activities	(2,500)	(51,162)	(379,150)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for mineral properties	-	-	(324,870)
Refund of payments made for mineral properties	-	20,000	20,000

Net Cash Provided by (Used in) Investing Activities	-	20,000	(304,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	-	168,407	429,594
Proceeds from notes payable	-	-	365,529
Proceeds from related party advances and notes	2,500	-	115,226
Repayment of related party advances and notes	-	(67,291)	(226,329)

Net Cash Provided by Financing Activities	2,500	101,116	684,020

NET INCREASE (DECREASE) IN CASH	-	69,954	-
CASH AT BEGINNING OF PERIOD	-	5,102	-

CASH AT END OF PERIOD	$-	$75,056	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2014
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2014.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes” (“ASC Topic No. 740”). This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2014
(unaudited)

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
March 31, 2014
(unaudited)

NOTE 4 – MINERAL PROPERTY

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

NOTE 5 – RELATED PARTY PAYABLES

Management Compensation

For the period ended March 31, 2014, the Company paid its CEO/President an aggregate of $24,000 as compensation of which $24,000 remained unpaid at March 31, 2014.

Office Space

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

The main factors that will affect the fair value of the derivative are the number of the Company’s shares outstanding post-acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2010 and 2011.

As of March 31, 2014 and December 31, 2013, the estimated fair value of this derivative was $42,234 and $337,797, respectively.  The Company revalues the derivative each reporting period and a gain of 295,563 was reported for the three months ended March 31, 2014.

NOTE 7 – COMMON STOCK

None.

NOTE 8 - SUBSEQUENT EVENTS

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Valley High Mining Company (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

As of the date of this Report, we are a mining company that is currently seeking a viable prospect to develop.  We are not limiting our search to any specific geographic region.  Our plan of operation for the twelve months following the date of this Report is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal and mineral sector.  We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition and development of a mining property once the same is identified.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2014 and 2013

Total operating expenses, which included general and administrative expenses incurred during the three month period ended March 31, 2014 were $41,808 compared to $38,015 during the similar period in 2013, an increase of $3,793.   This increase was as a result of a reduction in general and administrative expense and an increase in management expense and payroll expense.  Additionally, we recorded $292,458 in non-cash gains arising primarily from a gain on derivative liability.  We are currently actively engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these businesses.

As a result, we incurred a net gain of $250,650, approximately $0.01 per share, during our three month period ended March 31, 2014, compared to a net loss of $131,653 ($0.01 per share) during the three month period ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash or cash equivalents of $0.

Net cash used in operating activities was $2,500 during the three month period ended March 31, 2014, compared to $51,162 for the three month period ended March 31, 2013.  The decrease is due to the change business operations during the three months ended March 31, 2014.   We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire a mining property to develop.

Cash flows from financing activities were $2,500 for the three month period ended March 31, 2014, compared to $101,116 during the three months ended March 31, 2013 as a result of our private offering of common stock.  Cash flows provided by investing activities were $-0- for the three months ended March 31, 2014 compared to $20,000 for the three month period ended March 31, 2013 for the refund of payments previously made on mineral properties.

Certain of our shareholders have provided us with loans aggregating $2,500 as of March 31, 2014.  These loans bare interest of 6% and due upon demand.  We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2014.

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

Leases – We follow the guidance in SFAS No. 13 “ Accounting for Leases ,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer/ Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than previously disclosed, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Dated: May 16, 2014	By:	/s/ William M. Wright, III
William M. Wright, III,
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)