Form 10-Q
period 2014-06-30
Valley High Mining CO
filed 2014-08-14
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 13, 2014, was 32,062,416 shares.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Valley High Mining Company

June 30, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	4

Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and the Period from April 19, 2004 (inception) Through June 30, 2014 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and the Period from April 19, 2004 (inception) Through June 30, 2014 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7 - 9

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS

Cash	$169	$-
Investment / Note receivable	225,000	75,000
Mineral properties	304,870	304,870

Total Current Assets	530,039	379,870

TOTAL ASSETS	$530,039	$379,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$121,864	$101,251
Advances and notes payable - related parties	166,872	150,200
Derivative liability	-	337,797

Total Current Liabilities	288,736	589,248

LONG-TERM CONVERTIBLE NOTES PAYABLE - RELATED PARTY	30,000	30,000

Total Liabilities	318,736	619,248

STOCKHOLDERS' DEFICIT

Preferred stock (Series B), $0.001 par value, 51 shares authorized, 51 and 0 shares issued and outstanding, respectively (total par value less than $1.00)	0	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 32,062,416 and 16,893,481 shares issued and outstanding, respectively	32,062	16,893
Additional paid-in capital	4,195,801	3,985,801
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,265,187)	(3,490,698)

Total Stockholders' Equity (Deficit)	211,302	(239,378)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$530,039	$379,870

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19, 2004
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Management expense	36,000	-	60,000	-	60,000
Professional fees	24,402	8,372	24,632	13,972	2,252,844
General and administrative expenses	6,819	28,429	8,878	60,844	909,760

Total Operating Expenses	67,221	36,801	109,029	74,816	3,222,604

LOSS FROM OPERATIONS	(67,221)	(36,801)	(109,029)	(74,816)	(3,222,604)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	42,234	149,782	337,797	59,747	-
Interest expense	(152)	(658)	(757)	(4,261)	(40,094)
Other income (expense)	-	-	(2,500)	-	(2,489)

Total Other Income (Expenses)	42,082	149,124	334,540	55,486	(42,583)

LOSS BEFORE INCOME TAXES	(25,139)	112,323	225,511	(19,330)	(3,265,187)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(25,139)	$112,323	$225,511	$(19,330)	$(3,265,187)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.01)	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	27,580,953	16,742,410	22,237,217	16,742,410

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Six Months Ended		Through
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$225,511	$(19,330)	$(3,265,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
Loss (gain) on derivative liability	(337,797)	(59,747)	-
Changes in operating assets and liabilities:
Investment / notes receivable	75,000	(75,000)	-
Accounts payable and accrued expenses	27,170	(24,606)	128,421

Net Cash Used in Operating Activities	(10,116)	(178,683)	(386,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,300)	(324,870)
Refunds (payments) for mineral properties	-	20,000	20,000

Net Cash Provided by (Used in) Investing Activities	-	9,700	(304,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	169	419,594	429,594
Proceeds from notes payable	-	-	365,529
Proceeds from related party advances and notes	10,116	-	122,842
Repayment of related party advances and notes	-	(216,329)	(226,329)

Net Cash Provided by Financing Activities	10,285	203,265	691,805

NET INCREASE (DECREASE) IN CASH	169	34,282	169
CASH AT BEGINNING OF PERIOD	-	5,102	-

CASH AT END OF PERIOD	$169	$39,384	$169
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2014. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

June 30, 2014

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

June 30, 2014

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

NOTE 5 – RELATED PARTY PAYABLES

Management Compensation

For the six month period ended June 30, 2014, the Company paid its CEO/President an aggregate of $60,000 as compensation of which $60,000 remained unpaid at June 30, 2014.

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

As of June 30, 2014 and December 31, 2013, the estimated fair value of this derivative was $0 and $337,797, respectively. The Company revalues the derivative each reporting period and a gain of $42,234 was reported for the three months ended June 30, 2014. The underlying warrant(s) associated with the derivative has expired as of June 30, 2014, therefore the Company will no longer carry the liability going forward.

NOTE 7 – COMMON STOCK

In June 2014, the Company issued 168,935 shares of common stock to the prior CEO of the Company upon his exercise of earned options at par value ($0.001 per share) for a total of $168.94.

In June 2014, the Company issued 15,000,000 shares of common stock under a Regulation S issuance at $0.015 per share for an investment receivable of $225,000. The purchaser may execute on an additional 20,000,000 shares for a total of $300,000.

NOTE 8 - SUBSEQUENT EVENTS

On July 9, 2014, the Board authorized the filing of a certificate of designation with the Secretary of State of the State of Nevada which designated fifty-one (51) shares of preferred stock as Series B Preferred Stock (the “Series B Preferred”). The holder of each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding common stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

On July 9, 2014, the Board authorized the issuance of the fifty-one (51) shares of Series B Preferred to Keystone Financial Management, Inc., a company under the control of our current Chief Executive Officer.

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

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2014 and 2013

Total operating expenses, which included general and administrative expenses incurred during the six month period ended June 30, 2014 were $109,029 compared to $74,816 during the similar period in 2013, an increase of $34,213. This increase was as a result of a reduction in general and administrative expense and an increase in management expense and payroll expense. Additionally, we recorded $337,797 in non-cash gains arising primarily from a gain on derivative liability. We are currently actively engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these businesses.

As a result, we incurred a net gain of $225,511, approximately$0.01 per share, during our six month period ended June 30, 2014, compared to a net loss of $19,330 ($0.00 per share) during the six month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash or cash equivalents of $168.94.

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

Cash flows from financing activities were $10,116 for the six month period ended June 30, 2014, compared to $178,683 during the six months ended June 30, 2013 as a result of our private offering of common stock. Cash flows provided by investing activities were $-0- for the six months ended June 30, 2014 compared to $20,000 for the six month period ended June 30, 2013 for the refund of payments previously made on mineral properties.

Certain of our shareholders have provided us with loans aggregating $10,116 as of June 30, 2014. These loans bare interest of 6% and due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2014.

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

Iitem 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Based on this evaluation, our Chief Executive Officer/ Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level. We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2014, the Company issued 168,935 shares of common stock to the prior CEO of the Company upon his exercise of earned options at par value ($0.001 per share) or a total of $168.94.

In June 2014, the Company issued 15,000,000 shares of common stock under a Regulation S issuance at $0.015 per share for an investment receivable of $225,000. The purchaser may execute on an additional 20,000,000 shares for a total of $300,000.

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2014).

3.2	Certificate of Designation of Series B Preferred Stock, dated July 9, 2014 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Dated: August 14, 2014	By:	/s/ William M. Wright, III
William M. Wright, III,
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

