Form 10-Q
period 2014-09-30
Valley High Mining CO
filed 2014-11-13
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 12, 2014, was 32,062,416 shares.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Valley High Mining Company

September 30, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	F-1

Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 and the Period from April 19, 2004 (inception) Through September 30, 2014 (Unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and the Period from April 19, 2004 (inception) Through September 30, 2014 (Unaudited)	F-3

Notes to the Financial Statements (Unaudited)	F-4

1

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Balance Sheets
(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS

Cash	$44	$-
Investment / Note receivable	225,000	75,000
Note receivable	304,870	304,870

Total Current Assets	529,914	379,870

TOTAL ASSETS	$529,914	$379,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$200,157	$101,251
Advances and notes payable - related parties	186,777	150,200
Derivative liability	-	337,797

Total Current Liabilities	386,934	589,248

LONG-TERM CONVERTIBLE NOTES PAYABLE	30,000	30,000

Total Liabilities	416,934	619,248

STOCKHOLDERS' DEFICIT

Preferred stock (Series B), $0.001 par value, 51 shares
authorized, 51 and 0 shares issued and outstanding,
respectively (total par value less than $1.00)	0	-
Common stock, $0.001 par value, 500,000,000
shares authorized, 32,062,416 and 16,893,481
shares issued and outstanding, respectively	32,062	16,893
Additional paid-in capital	4,195,801	3,985,801
Accumulated deficit	(751,374)	(751,374)
Deficit accumulated during the exploration stage	(3,363,509)	(3,490,698)

Total Stockholders' Equity (Deficit)	112,980	(239,378)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$529,914	$379,870

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Operations
(unaudited)

					Since
					Re-entering the
					Exploration
					Stage on
					April 19,
	For the Three Months Ended		For the Nine Months Ended		2004 Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

Management expense	36,000	-	96,000	-	96,000
Professional fees	26,361	3,409	50,993	17,381	2,279,205
General and administrative expenses	18,161	59,158	42,558	120,001	927,921

Total Operating Expenses	80,522	62,567	189,551	137,382	3,303,126

LOSS FROM OPERATIONS	(80,522)	(62,567)	(189,551)	(137,382)	(3,303,126)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	-	(84,465)	337,797	(24,718)	-
Interest expense	(300)	(960)	(1,057)	(5,222)	(40,394)
Other income (expense)	(17,500)	-	(20,000)	-	(19,989)

Total Other Income (Expenses)	(17,800)	(85,425)	351,740	(29,940)	(60,383)

LOSS BEFORE INCOME TAXES	(98,322)	(147,992)	127,189	(167,322)	(3,363,509)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(98,322)	$(147,992)	$127,189	$(167,322)	$(3,363,509)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	32,062,416	16,778,469	27,149,817	16,753,326

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

			Since
			Re-entering the
			Exploration
			Stage on
			April 19, 2004
	For the Nine Months Ended		Through
	September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$127,189	$(167,322)	$(3,363,509)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	-	-	2,720,000
Amortization of debt discount	-	-	30,000
Loss (gain) on derivative liability	(337,797)	24,718	-
Changes in operating assets and liabilities:
Investment / notes receivable	75,000	(75,000)	-
Accounts payable and accrued expenses	111,414	11,811	212,665

Net Cash Used in Operating Activities	(24,194)	(205,793)	(400,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,300)	(324,870)
Refunds (payments) for mineral properties	-	20,000	20,000

Net Cash Provided by (Used in) Investing Activities	-	9,700	(304,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	169	419,594	429,594
Proceeds from notes payable	8,000	-	373,529
Proceeds from related party advances and notes	16,069	2,682	128,795
Repayment of related party advances and notes	-	(228,011)	(226,329)

Net Cash Provided by Financing Activities	24,238	194,265	705,589

NET INCREASE (DECREASE) IN CASH	44	(1,828)	(125)
CASH AT BEGINNING OF PERIOD	-	5,102	169

CASH AT END OF PERIOD	$44	$3,274	$44
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness
of debt payable to related party	$-	$-	$71,726
Beneficial conversion feature	$-	$-	$30,000

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

(An Exploration Stage Company)

Notes to the Financial Statements

September 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2014.  The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

September 30, 2014

(unaudited)

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

September 30, 2014

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

During the year ended December 31, 2013, the Company received $20,000 as a refund on payments previously made on mineral properties. Per the terms of the Joint Venture Agreement, funds advanced by the Company have been converted into the principle amount of a promissory note.

NOTE 5 – RELATED PARTY PAYABLES

Management Compensation

For the nine month period ended September 30, 2014, the Company paid its CEO/President an aggregate of $96,000 as compensation of which $96,000 remained unpaid at September 30, 2014.

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

As of September 30, 2014 and December 31, 2013, the estimated fair value of this derivative was $0 and $337,797, respectively.  The Company revalues the derivative each reporting period and a gain of $42,234 was reported for the three months ended September 30, 2014. The underlying warrant(s) associated with the derivative has expired as of June 30, 2014, therefore the Company will no longer carry the liability going forward.

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

NOTE 8 – CONTINGENT LIABILITY

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The Company has recorded a contingent liability in the amount of $17,500 to account for liability they will likely incur.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Plan of Operation

As of the date of this report, we are a mining company that is currently seeking a viable prospect to develop.  We are not limiting our search to any specific geographic region.  Our plan of operation for the twelve months following the date of this report is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal and mineral sector.  Additionally, the Company is seeking exciting new alternative sectors and strategies for the Company which could include taking the focus of the Company in a few directions.  We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition and development of a mining property once the same is identified.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results Of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2014 and 2013

Total operating expenses, which included general and administrative expenses incurred during the three and nine month period ended September 30, 2014 were $80,522 and $189,551, respectively, compared to $62,567 and $137,382 during the similar periods in 2013, which amounted to increases of $17,955 and $52,169 for the respective periods.   This increases were a result of a reductions in general and administrative expense and an increase in management expense, payroll expense, and professional fees.  Additionally, we recorded $337,797 in non-cash gains arising primarily from a gain on derivative liability during the nine months ended September 30, 2014 compared to a loss on derivative liability of $24,718 during the same nine month period in 2013.  We are currently actively engaged in both the mining and oil and gas industries, incurring costs associated with identifying business opportunities in these and alternative businesses.

As a result, we incurred a net gain of $127,189, less than $0.01 per share, during our nine month period ended September 30, 2014, compared to a net loss of $167,322 ($0.01 per share) during the nine month period ended September 30, 2013.  For the three month periods ended September 30, 2014 and 2013, we incurred net losses of $98,322 ($0.00 per share) and $147,992 ($0.01 per share), respectively.

2

Liquidity and Capital Resources

As of September 30, 2014, we had cash or cash equivalents of $43.94.

Net cash used in operating activities was $24,194 during the nine month period ended September 30, 2014, compared to $205,793 for the nine month period ended September 30, 2013.  The decrease is due to the change in business operations during the nine months ended September 30, 2014.   We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire a mining property to develop or shift into a new business sector.

Cash flows from financing activities were $24,238 for the nine month period ended September 30, 2014, compared to $194,265 during the nine months ended September 30, 2013 as a result of a combination of private and related party notes.  Cash flows provided by investing activities were $-0- for the nine months ended September 30, 2014 compared to $9,700 for the nine month period ended September 30, 2013 for the refund of payments previously made on mineral properties.

Certain of our shareholders have provided us with loans aggregating $24,069 as of September 30, 2014.  These loans bare interest of 6% and due upon demand.  We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2014.

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

3

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

Based on this evaluation, our Chief Executive Officer/ Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

4

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2014, that were not otherwise disclosed in a Current Report on Form 8-K.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Dated:	November 13, 2014	By:	/s/ William M. Wright, III
William M. Wright, III,
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

6