Form 10-K
period 2014-12-31
Valley High Mining CO
filed 2015-06-19
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VALLEY HIGH MINING COMPANY
(Exact name of registrant as specified in its charter)

Nevada	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

10777 Westheimer Road, Suite 1100 Houston, TX 77042
(Address of principal executive offices, including zip code)

(713) 260-9605
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $0.0510 was approximately $271,207. As of May 29, 2015, the registrant had 88,245,691 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

VALLEY HIGH MINING COMPANY

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations or taxes in the entertainment industry;

●	actions taken or not taken by third-parties, including our contractors and competitors;

●	the availability of additional capital; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1. Business.

Company History

Valley High Mining Company (“we,” “us,”, “our,” or the “Company”) was incorporated in the State of Utah on November 14, 1979, under the name Valley High Oil, Gas & Minerals, Inc. (“Valley High Oil”), for the purpose of engaging in the energy, mining and natural resources business. In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two cents ($0.02) per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves. From April 1989 through 2003, we were dormant, doing only those actions necessary to allow the Company to remain as an active entity. In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name Valley High Mining Company (the “Merger”). Pursuant to the Merger, among other things, for every 35 shares of Valley High Oil, a shareholder was entitled to receive one (1) share of Valley High Mining Company, a Nevada corporation, the surviving entity in the Merger.

On April 19, 2004, the day that the Merger was effective, we entered into a mining lease agreement with North Beck Joint Venture, LLC, a Utah limited liability company (”North Beck”), an entity owned and controlled by our then principal shareholder and officer/director. The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past. As a result, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called “Tintic Mining District” (the “North Beck Claims”). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. This project also proved to be unsuccessful. As a result, in February, 2010, control of our Company changed again, with the business objective to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims in connection with the change in control.

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

During the year ended December 31, 2013, we also formed a wholly owned subsidiary, VH Energy, Inc., a Texas corporation, which was formed with the intention of engaging in the oil and gas industry.  We initially engaged in a venture which involved the brokerage of diesel fuel, which failed to close.  We have commenced legal action against various parties involved in this transaction, however the matter is closed.  See “Part II, Item 1, Legal Proceedings,” below.

During the year ended December 31, 2014, the Company began to identify new underserved and emerging industries to move into and discovered an increasing demand for fresher locally grown organic foods. The demand for organic food rose 11% between 2011 and 2012, reaching $28 billion and the market is now predicted to grow at a 14% annual rate for the next four years. As a result, the Company determined to transition into the organic foods market and on December 4, 2014, the Company completed the purchase of a fully contained grow environment, or grow pod, pursuant to that certain Agreement and Bill of Sale. This grow pod is a template for many to be built and deployed into culture centers (between 20 and 40 pods). The grow pod is a steel shipping container converted to be self-contained, insulated, solarized, bug free, pesticide free, heated, cooled, LED lighted hydroponic growing facilities that can be managed from a computer or phone. Each of our pods requires only seven to ten hours of attending weekly. Our pods are capable of growing leafy green vegetables, herbs, mushrooms, cherry tomatoes and certain types of berries all year without regard to weather and free from pests and disease. These crops may be harvested up to thirty times a year.

Our principal place of business is located at 10777 Westheimer Road, Suite 1100, Houston, TX 77042. Our phone number is (713) 260-9605 and our website address is www.uniquegrowingsolutions.com.

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

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2014 and 2013, respectively.

Employees

As of April 14, 2015, we have three (3) full-time employees, our Chief Executive Officer, President, and Chief Financial Officer. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Growth in organic agricultural production is taking place in both developed and developing countries worldwide, and the competition for major consumer markets in developed countries is increasing. U.S. producers have been challenged to keep pace with growing consumer demand for organic products for over a decade, and new statistics from the U.S. Department of Commerce show that organic imports play a key role in meeting U.S. demand. Many of the top imported organic products are tropical and subtropical crops, including bananas and coffee, which the U.S. does not produce in large quantities. However, among all organic product imports lettuce, a primary crop we are targeting, is the fastest growing.

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

None.

Available information

Our website address is www.uniquegrowingsolutions.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $500,000 over the next 12 months to fund our anticipated capital requirements and obligations.  Although we have entered into an equity line which may provide a substantial portion of the funds needed, there is no assurance that all of such funds will be available when needed for our operations.

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

BECAUSE WE ARE HIGHLY DEPENDENT ON OUR KEY EXECUTIVE OFFICERS FOR THE SUCCESS OF OUR BUSINESS PLAN AND MAY BE DEPENDENT ON THE EFFORTS AND RELATIONSHIPS OF THE PRINCIPALS OF FUTURE ACQUISITIONS AND MERGERS, IF ANY OF THESE INDIVIDUALS BECOME UNABLE TO CONTINUE IN THEIR ROLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We believe our success will depend, to a significant extent, on the efforts and abilities of Richard Johnson, our Chief Executive Officer, and Peter Bianchi, our President. If we lost Mr. Johnson and/or Mr. Bianchi, we would be forced to expend significant time and money in the pursuit of a replacement(s), which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for Mr. Johnson or Mr. Bianchi at all, or on terms that are not unduly expensive or burdensome.

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

JOINT VENTURES AND OTHER PARTNERSHIPS IN RELATION TO OUR PROPERTIES MAY EXPOSE US TO RISKS.

In the future we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which would lead to deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decision made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

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

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 75% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Risks Related to Our Common Stock

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC MARKETS, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Pink. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTC PINK, WHICH ENCHANCES THE VOLATILE NATURE OF OUR EQUITY.

When fewer shares of a security are being traded on the OTC Pink, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

Effective March 1, 2014, the Company relocated and currently subleases, from a company under the control of our Chief Financial Officer, approximately 1,000 square feet of executive office space 4550 NW Newberry Hill, Road, Suite 202, Silverdale, WA 98383 at a rate of $1,000 per month on a month to month basis. The monthly rent at this location was reduced to $500 per month effective December 1, 2014.

Effective December 1, 2014, the Company relocated its headquarters to 10777 Westheimer Road, Suite 1100, Houston, TX 77042, where we rent executive suites on a monthly basis at $1,600 per month.

Effective December 1, 2014, the Company rents yard space in Houston, Texas for its grow pods from an individual on a month to month basis at a rate of $450 per month.

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

The Company successfully served the complaint upon Gandolf, but has been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf failed to answer the complaint within the prescribed time period, and in December 2013, the Company filed a Motion for Default with the court.  In March 2014, the Company assigned the judgement to our former CEO, Andrew Telsey, as part of a settlement agreement with him.

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter is still open, however, a preliminary agreement was reached in April 2015 during arbitration, pending final documentation. The Company has recorded a contingent liability in the amount of $125,000 to account for liability they will likely incur.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTC Pink under the symbol “VHMC”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter Ended	High	Low

March 31, 2013	$4.85	$3.75
June 30, 2013	$4.80	$3.00
September 31, 2013	$4.00	$0.73
December 31, 2013	$4.00	$0.40

March 31, 2014	$1.02	$0.30
June 30, 2014	$0.75	$0.05
September 31, 2014	$0.036	$0.013
December 31, 2014	$0.0179	$0.0081

(b) Holders

As of May 29, 2015, a total of 88,245,691 shares of the Company’s common stock are currently outstanding held by 1,197 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company. Their address is 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119. Their phone number is (702) 361-3033.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

In December 2014, the Company issued 20,000,000 shares of common stock pursuant to a Regulation S Stock Purchase Agreement for $350,000 ($0.0175 per share), currently recorded as shares reserved for issuance.

In December 2014, the Company issued 7,500,000 shares of common stock for the retirement of $7,500 in debt.

Rule 10B-18 Transactions

During the years ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company

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

Plan of Operation

As of the date of this Report we are a mining company that is currently seeking a viable prospect to develop and have begun to diversify into the organic food market. We are not limiting our search to any specific geographic region. Our plan of operation for the twelve months following the date of this annual report is to continue to review potential acquisitions in the resource and agricultural sectors. Currently, we are in the process of completing due diligence investigation of various opportunities in the agricultural sector. We do not have enough funds on hand to cover our administrative expenses for the next 12 months. We will need to raise funds for administration as well as additional funding for the review, acquisition and development of property once the same is identified. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing. Relevant thereto, as of the date of this Report we are engaged in a private offering of our common stock.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2014 and 2013

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2014 were $514,001, compared to $165,339 during our fiscal year ended December 31, 2013, an increase of $348,662. This increase included increases in administrative expenses of $25,000, management expense of $353,000, professional fees of $80,805, and general and administrate expense of $7,050. This was offset by decreases in payroll expense of $111,084.

As a result, we incurred a net loss of $692,723 (approximately $0.03 per share) for the fiscal year ended December 31, 2014, compared to a net loss of $198,473 during our fiscal year ended December 31, 2013 (approximately $0.01 per share).

Liquidity and Capital Resources

As of December 31, 2014, we had cash or cash equivalents of $63.

Net cash used in operating activities was $253,888 during our fiscal year ended December 31, 2014, compared to $209,067 during our fiscal year ended December 31, 2013.

Cash flows provided or used in investing activities were $129,000 used for the year ended December 31, 2014 and $9,700 provided during our fiscal year ended December 31, 2013. Net cash flows provided or used by financing activities was $382,951 during our fiscal year ended December 31, 2014, compared to $194,265 during our fiscal year ended December 31, 2013.

During our fiscal year ended December 31, 2014, certain of our shareholders provided us with loans aggregating $53,919. During this same time we closed out related party loans and advances and recorded them as contingent liabilities. These loans carry interest of between 6% and 8% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year. During our fiscal year ended December 31, 2013 we repaid $225,329 in related party loans.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2014.

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

Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 14, 2015:

Name	Age	Position

Andrew I. Telsey (1)	61	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

William M. Wright, III (2)	50	Chief Financial Officer, President, Secretary, Treasurer, Director

Richard Johnson (3)	63	Chief Executive Officer, Chairman of the Board

Peter Bianchi (4)	47	President, Director

(1)	Mr. Telsey served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer from October 31, 2012 to January 27, 2014. Mr. Telsey served as Chairman from October 31, 2012 until March 2014.
(2)	Mr. Wright was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014 and sole director effective as of March 21, 2014. On December 4, 2014 Mr. Wright resigned as Chief Executive Officer and Chairman of the Board. On January 15, 2015, Mr. Wright resigned as President of the Company – he remains as Chief Financial Officer and a director of the Company.
(3)	Mr. Johnson was appointed as the Company’s Chief Executive Officer and Chairman of the Board) effective as of December 4, 2014.
(4)	On January 15, 2015, Mr. Bianchi was appointed as the Company’s President and a member of the Board.

Following is biographical information of our current management:

Richard Johnson, 63, has been the owner of RMJ Consulting, Inc., a public relations, marketing, and business development company, since 1987. In 1986, Mr. Johnson was the marketing director for the first major financial trade show in Houston, Texas. From 1984 to 1986, Mr. Johnson was the sales and liquidation manager for Natchez Steel Corp. where he supervised a 12 person sales team in the liquidation of two locations’ inventories. From 1973 to 1984, Mr. Johnson was in operations, sales, and sales management for another steel company, All States Steel Corp. Prior to his positions in the steel industry, from 1969 to 1973, Mr. Johnson was an Assistant Operations Manager for Merrill Lynch. Mr. Johnson majored in business while attending Georgia State University.

Peter Bianchi, age 47, has over 20 years of senior management and finance experience. He spent the past 12 years as founder and Chief Executive Officer of Innovative Beverage Group Holdings, Inc., a publicly-traded beverage manufacturing company. Mr. Bianchi served on the board of Innovative Beverage Group Holdings, Inc. from 2007 to 2014. In addition, Mr. Bianchi was a director of Alternative Energy & Environmental Solutions, Inc. / Unique Growing Solutions from August 2014 through October 2014.

William M. Wright, III, age 50, has been President and CEO of Keystone Financial Management, Inc., a private asset management and consulting firm since its inception in June 2006.  Mr. Wright has been CGrowth Capital, Inc.’s President, CEO, and sole director since June 2012. CGrowth Capital is a public company that serves as a holding company for businesses and assets focused on all aspects of mining, mineral and exploration. Prior to that, Mr. Wright was Verity Corp’s (f/k/a AquaLiv Technologies, Inc.) Executive Vice President, Secretary, Principal Financial Officer and a director from April 2010 to May 2013. Mr. Wright was AquaLiv Technologies, Inc.’s CEO and President from April 2010 to December 2012. Mr. Wright has over 20 years of experience and knowledge in financial management and business operations. His experience includes the startup of an internet service provider that specialized in the acquisition and rollup of numerous rural service providers, and the eventual taking of the company public in 2004. Mr. Wright served as both Chief Executive Officer and Chairman of the Board during his six year tenure with DONOBi, leading to the merger with Gottaplay in 2006. Prior to his work in the technology field, Mr. Wright was a real estate broker in both California and Washington, and including the position of President and minority owner of a local property management company. Mr. Wright received his Bachelors of Science in Business Administration with an emphasis in Financial Services from San Diego State University.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Andrew I. Telsey,	2014	$0	$0	$0	$0
CEO/President (1)	2013	$90,000	$0	$0	$9,000

William M. Wright	2014	$0	$81,000	$132,000	$212,000
CFO (2)	2013	$0	$0	$0	$0

Richard Johnson	2014	$0	$120,000	$20,000	$140,000
CEO (3)	2013	$0	$0	$0	$0

Peter Bianchi	2014	$0	$0	$0	$0
President (4)	2013	$0	$0	$0	$0

(1)	Mr. Telsey assumed his positions in October 2012 and served until January 27, 2014. As of December 31, 2013, $55,137 of the salary earned had been accrued.
(2)	Mr. Wright was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014. Mr. Wright currently serves as Chief Financial Officer. As of December 31, 2014, $132,000 of the compensation earned had been accrued.
(3)	Mr. Johnson was appointed the Company’s Chief Executive Officer on December 5, 2014. As of December 31, 2014, $20,000 of the compensation earned had been accrued.
(4)	Mr. Bianchi was appointed as the Company’s President on January 15, 2015.

Employment Agreements

No current employment agreements exist.

Outstanding Equity Awards

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board may recommend adoption of one or more such programs in the future.

No officer or director holds any unexercised options, stock that had not vested, or equity incentive plan awards as of the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of May 29, 2015, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)
Common	Richard Johnson (2)	31,125,000	35.3%
Preferred	10777 Westheimer Road, Suite 1100	51	100%
	Houston, TX 77042

Common	Peter Bianchi (3)	0	0%
	10777 Westheimer Road, Suite 1100
	Houston, TX 77042

Common	William M. Wright, III (4)	10,000,000	11.3%
	4550 NW Newberry Hill Road, Suite 202
	Silverdale, WA 98383

Common	All Officers and Directors as a group	41,125,000	46.6%
Preferred	(3 persons)	51	100%

Common	Lazgro Holdings Sdn. Bhd.	20,000,000	22.7%
	#23-2 Jalan 45A/26
	Sri Rampai Setapak 53300
	Kaula Lumpur, Malaysia

Common	33 Ltd	5,000,000	5.7%
	New Venture House
	3 Mill Creek Road, 3rd Fl
	Pembroke, Bermuda, HM05

Common	All officers, directors and 5% holders as a group	66,125,000	74.93%
Preferred	(5 persons)	51	100%

*	Less than 1%

(1)	Based on 88,245,691 shares of common stock issued and outstanding as of June 19, 2015.
(2)	Mr. Johnson is the Chief Executive Officer and director of our Company.
(3)	Mr. Bianchi is the President and director of our Company.
(4)	Mr. Wright is the Chief Financial Officer and director of our Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During years 2013 and part of 2014, the Company subleased from Andrew I. Telsey, P.C. our former principal place of business, which consisted of approximately 1,000 square feet of executive office space for a monthly rate of $200, pursuant to an oral agreement approved by then our principal shareholder.  Andrew Telsey, our then sole director and officer, is the owner of Andrew I. Telsey, P.C.  The Company also reimbursed Andrew I. Telsey, P.C. for all out of pocket expenses incurred on a monthly basis.

During the year ended December 31, 2013, the Company repaid $225,329 in related party advances.

Effective March 1, 2014, the Company subleases, from a company under the control of our Chief Financial Officer, approximately 1,000 square feet of executive office space located at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383, at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the monthly rent was reduced to $500.

During the year ended December 31, 2014, the Company borrowed $15,919 in related party advances.

On December 4, 2014, the Company entered into an Agreement and Bill of Sale by and between the Company, as purchaser, and our CEO, as seller, pursuant to which the Company purchased certain machinery and equipment in exchange for 16,125,000 shares of the Company’s common stock.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

The common stock of the Company is currently quoted on the OTC Pink, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq. The Board has determined that there are no members that are independent under such standards.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by GBH CPAs, PC and Terry L. Johnson, CPA during our fiscal years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Audit Fees	$13,000	$10,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,000	$10,700

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2014 and 2013 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire Board performs the duties of an audit committee. Our Board evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

3.1 (i)	Articles of Incorporation of the Company filed with the State of Utah on November 14, 1979 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (ii)	Certificate of Amendment to Articles of Incorporation filed with and accepted by the State of Utah on February 21, 1985 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (iii)	Articles of Incorporation of the Company's wholly owned Nevada subsidiary filed with the Nevada Secretary of State on February 27, 2004 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (iv)	Articles of Merger (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (v)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 15, 2014)

3.2	By-Laws (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.1	Warranty Deed to North Beck Joint Venture Mining Claims (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.2	Mining Lease With Option to Purchase Between North Beck Joint Venture, L.L.C. and Valley High Mining Company (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.3	Joint Venture Agreement between Corizona Mining Partners, LLC and Valley High Mining Company (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 25, 2012).

10.4	Letter of Intent with Corizona Mining Partners, LLC concerning Madre de Dios project (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed on November 21, 2012)

10.5	Agreement and Bill of Sale, dated December 4, 2014, by and between Valley High Mining Company and Richard Johnson (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2014)

16.1	Letter of Pritchett, Siler & Hardy, P.C., dated November 16, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 16, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Date: June 19, 2015	By:	/s/ Richard Johnson
Name: Richard Johnson
Title: Chief Executive Officer

Date: June 19, 2015	By:	/s/ William M. Wright
Name: William M. Wright
Title: Chief Financial Officer

VALLEY HIGH MINING COMPANY

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valley High Mining Company:

We have audited the accompanying balance sheets of Valley High Mining Company (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Valley High Mining Company, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
June 19, 2015

Valley High Mining Company
Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS

Cash	$63	$-
Note receivable - Gandolf Holdings	-	75,000
Total Current Assets	63	75,000

Fixed Assets	50,000	-
Deposit on Mineral Properties	-	304,870
TOTAL ASSETS	$50,063	$379,870

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Accounts payable and accrued expenses	$254,782	$101,251
Contingent liability - legal	125,000	-
Contingent liability - notes	150,200	-
Derivative liability - warrants	6,233	337,797
Notes payable	73,951	-
Notes payable - related parties	16,577	150,200
Total Current Liabilities	626,743	589,248
Long-Term Liabilities	-	32,498
Total Liabilities	626,743	621,746

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 88,245,691 and 16,951,886 shares issued and outstanding, respectively	88,246	16,951
Preferred stock (Series B), $0.001 par value, 51 shares authorized, 51 and 0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	4,272,368	3,985,743
Accumulated deficit	(4,937,294)	(4,244,571)
Total Stockholders’ Equity (Deficit)	(226,680)	(241,876)
TOTAL LIABILITIES AND EQUITY	$50,063	$379,870

The accompanying notes are an integral part of these financial statements.

Valley High Mining Company
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
Administrative expense	25,000	-
Management expense	353,000	-
Payroll Expenses	15,519	126,602
Professional Fees	102,904	22,099
Travel & Ent	-	6,109
General & Administrative	17,578	10,529
Total Expenses	514,001	165,339
LOSS FROM OPERATIONS	(514,001)	(165,339)
Other Income
Gain on discharge of debt	5,952	-
Gain (Loss) on Derivative Liability	331,564	(24,718)
Total Other Income	337,516	(24,718)
Other Expenses
Interest Expense	4,868	8,416
Legal expense contingency	125,000	-
Loss on Impairment of asset	79,000	-
Loss on asset - Corizona	304,870	-
Other Expenses	2,500	-
Total Other Expenses	516,238	8,416
Net Other Income (Expense)	(178,722)	(33,134)
LOSS BEFORE INCOME TAXES	(692,723)	(198,473)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(692,723)	$(198,473)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.03)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	23,379,495	16,759,664

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Changes in Stockholders' Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	16,759,621	$16,759	-	$-	$3,566,341	$(4,046,088)	$958,422

Common shares issued for cash	192,135	192	-	-	419,402		419,594

Net loss for the year ended December 31, 2013	-	-	-	-	-	(198,473)	(198,473)

Balance, December 31, 2013	16,951,756	$16,951	-	$-	$3,985,743	$(4,244,571)	$1,179,543

Preferred shares issued for note payable	-	-	51	0.05	-	-	0.05

Common shares issued for Reg S	15,000,000	15,000	-	-	210,000	-	225,000

Commons shares issued for cash - option exercise	168,935	169	-	-	-	-	169

Common shares issued for services	27,500,000	27,500	-	-	193,750	-	221,250

Common shares issued for assets	16,125,000	16,125	-	-	112,875	-	129,000

Common shares issued for debt	7,500,000	7,500	-	-	-	-	7,500

Common shares issued for Reg S	20,000,000	20,000	-	-	(20,000)	-	-

Commons shares retired from Reg S	(15,000,000)	(15,000)	-	-	(210,000)	-	(225,000)

Net loss for the year ended December 31, 2014	-	-	-	-	-	(692,723)	(692,723)

Balance, December 31, 2014	88,245,691	$88,245	51	$0.05	$4,272,368	$(4,937,294)	$1,031,471

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(692,723)	$(198,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	221,250	-
Amortization of debt discount	-	-
Loss (gain) on discharge of debt	(5,952)	-
Loss (gain) in derivative liability	(331,564)	24,718
Loss on impairment of asset	79,000	-
Loss on disposal of asset	304,870	-
Changes in operating assets and liabilities:
Notes receivable	75,000	(75,000)
Contingent liabilities	(60,200)	-
Accounts payable and accrued expenses	156,431	39,687

Net Cash Used in Operating Activities	(253,888)	(209,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(129,000)	(10,300)
Refund of payments made for mineral properties	-	20,000

Net Cash Used in Investing Activities	(129,000)	9,700

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	479,232	419,594
Proceeds from notes payable, net	38,000	-
Proceeds from related party advances and notes	15,919	-
Changes in related party advances and notes	(150,200)	(225,329)

Net Cash Provided by Financing Activities	382,951	194,265

NET INCREASE (DECREASE) IN CASH	63	(5,102)
CASH AT BEGINNING OF PERIOD	-	5,102

CASH AT END OF PERIOD	$63	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-
Beneficial conversion feature	$-	$-

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2014 and 2013, the Company recognized interest accruals of $4,868 and $8,416, respectively.

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

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended December 31, 2014.

There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Impact of New Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.  During this review the Company decided to early adopt ASU 2014-10 which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

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

NOTE 3- RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal year ended December 31, 2013, the Company paid its CEO/President an aggregate of $90,000.

For the fiscal year ended December 31, 2014, the Company paid or accrued to its CEOs and President an aggregate of $152,000 in compensation and $201,000 in stock bonuses.

Office Space

Effective October 15, 2012, the Company subleased approximately 300 square feet of executive office space in Centennial, CO at a rate of $200 per month on a month to month basis.

Effective March 1, 2014, the Company subleases, from a company under the control of our current CFO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the rent was reduced to $500 per month.

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

During the year ended December 31, 2014, the Company recognized the funds provide in the transaction as a receivable per the Joint Venture Agreement. With little to no communication and no additional funds received, the Company has written off the outstanding amount as a loss on asset.

Accounting for the transaction is as follows:

Mineral Properties - 12/31/2012	$314,570
Net changes to asset – fye 12/31/2013	(9,700)
Mineral Properties – 12/31/2013	304,870
Less: termination of venture	(304,870)
Mineral Properties – 12/31/2014	$-

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2014 and 2013 had an outstanding balance of $166,663 and $150,200, respectively. The notes bear interest of 6% and 0%, respectively, and are due on demand.

During the year ended December 31, 2013, the Company repaid $225,329 in related party advances.

During the year ended December 31, 2014, the Company borrowed $15,918.58 in related party advances and the Company accrued interests for these loans in the amount of $658.60. The Company transferred $150,200 in related party loans to contingent liability during this same period.

NOTE 6 – INVESTMENT RECEIVABLE

In June 2014, the Company entered into a Regulation S Stock Purchase Agreement with a third party for the investment and purchase of $225,000 in common stock of the Company at $0.015 per share. After the 6 month term of the agreement expired without execution of the investment by the third party, the Company canceled the agreement and canceled the underlying shares on December 2014.

In December 2014, the Company entered into a Regulation S Stock Purchase Agreement with a second third party for the investment and purchase of $350,000 in common stock of the Company at $0.0175 per share. As of the date of the filing the investor had not initiated the investment due to deposit issues with the stock. The Company and investor have extended the agreement an additional 6 months to allow for the deposit and full execution of the agreement.

NOTE 7 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. The transaction was accounted for as follows:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000

NOTE 8 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2014, the Company had third party notes payable and accrued interest in the amount of $72,366.82 compared to $0 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 fiscal year and are not secured by collateral of the Company. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $22,500.00 are convertible into common stock of the Company at $0.001.

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

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued warrants and has evaluated the terms and conditions of the conversion features contained in the warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the warrants was measured at the inception date of the warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.00%, grant dates at December 31, 2013 and December 31, 2014, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0081 to $1.02, and the computed measure of the Company’s stock volatility, ranging from 264% to 457%.

Included in the December 31, 2014 and 2013 financial statements is a derivative liability in the amount of $6,233 and $337,797, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 are $331,564 and ($8,404) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2014	December 31, 2013
Estimated number of underlying shares	441,228	84,467
Estimated market price per share	$0.0142	$4.00
Exercise price per share	$0.001	$0.001
Expected volatility	457%	190%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2014.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2013
Liabilities:
Derivative liability	$-	$-	$337,797	$337,797

Total liabilities at fair value	$-	$-	$337,797	$337,797

December 31, 2014
Liabilities:
Derivative liability	$-	$-	$6,233	$6,233

Total liabilities at fair value	$-	$-	$6,233	$6,233

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

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance, January 1,	$(337,797)	$(313,079)
Total gains (losses) included in earnings	331,564	(24,718)

Ending balance, December 31,	$(6,233)	$(337,797)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2014 and 2013, the Company recorded accounts payable and accrued expenses in the amounts of $254,782 and $101,251, respectively. The accounts payable and accrued expenses include $66,435.70 in legal and professional fees, $450 to a third party for rents, and $181,340.42 to related parties for work performance.

NOTE 10 - CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001.  At December 31, 2014 and 2013, the Company had 88,245,691 and 16,893,346 shares issued and outstanding, respectively.

During the year ended December 31, 2013, the Company issued 192,135 shares of common stock for cash of $419, 594.

During the year ended December 31, 2014, the Company issued 27,500,000 shares of common stock for services rendered with a fair value of $221,250, which was recorded to professional fees expense and management expense.

During the year ended December 31, 2014, the Company issued 7,500,000 shares of common stock for debt reduction of $7,500.

During the year ended December 31, 2014, the Company issued 15,000,000 shares of common stock towards an investment receivable in the amount of $525,000 pursuant to a Regulation S Stock Purchase Agreement. Due to non-performance of the Agreement, the Company has cancelled the shares.

During the year ended December 31, 2014, the Company issued 168,935 shares of common stock for cash of $168.94, pursuant to the exercise of options.

During the year ended December 31, 2014, the Company issued 16,125,000 shares of common stock for the purchase of assets valued at $129,000.

NOTE 11 – SHARES RESERVED FOR ISSUANCE

In December 2014, we entered into an agreement with Lazgro Holdings Sdn. Bhd. (1010158-V) (“Lazgro”), under which Lazgro has agreed to purchase from us, under a Regulation S Stock Purchase Agreement, 20,000,000 shares of our common stock, up to $350,000, during an initial six month period (which has been extended for an additional six months) commencing on December 22, 2014. We will sell these shares to Lazgro at a price equal to $0.0175 per share. As part of the agreement with Lazgro, we transferred 20,000,000 shares of our common stock to Lazgro. We will receive proceeds when Lazgro is able to sell these shares. If Lazgro does not sell any all or a portion of the shares during the Agreement period, these shares will be returned to us at the end of the 12 month extended contractual period, as Lazgro would not have legally possession of the shares. Accordingly, there is a ($20,000) impact to Paid-in capital to account for the stock issuance until such time that the Company either receives the proceeds of the sale of the stock is returned to the Company.

NOTE 12- INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative net operating losses of $942,225. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2014 and 2013 were as follows:

	2014	2013
Cumulative net operating losses	$942,225	$252,402
Deferred tax assets: (34% Federal, 0% Nevada)
Net operating loss carry forwards	320,357	85,816
Valuation allowance	(320,357)	(85,816)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Tax benefit at statutory rate	$(248,738)	$(66,631)
Common stock for services	221,250	142,404
(Gain) loss on derivative liability	(331,564)	8,404
Debt discount	-	-
Change in valuation allowance	359,052	84,177
Actual tax expense	$-	$-

The Company’s net operating loss carry forwards of approximately $942,225 expire in various years through 2034. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 13- COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the fiscal year ended December 31, 2014 in the amount of $275,200.05. The contingent liability includes $125,000 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200.05 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter is still open, however, a preliminary agreement was reached in April 2015 during arbitration, pending final documentation. The Company has recorded a contingent liability in the amount of $125,000 to account for liability they will likely incur.

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

The Company successfully served the complaint upon Gandolf, but has been unable to locate Brian Cox or Cox General Accounting, Inc.  Gandolf failed to answer the complaint within the prescribed time period, and in December 2013, the Company filed a Motion for Default with the court.  In March 2014, the Company assigned the judgement to our former CEO, Andrew Telsey, as part of a settlement agreement with him.

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter is still, however, a preliminary agreement was reached in April 2015 during arbitration, pending final documentation. The Company has recorded a contingent liability in the amount of $125,000 to account for liability they will likely incur.

Derivative Liability

As described in Note 6, the Company entered into a warrant agreement which has been accounted for as a derivative.  The Company has accrued a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated.  The fair value of this liability is closely linked to whether the Company enters a reverse merger, initiates a public offering of stock or engages in a similar transaction.  The Company believes that the realization of one or more of these events in the near future is probable and when realized, it could have a material effect on the value of the derivative liability recorded.

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization.  In order to estimate a range for the potential contingent liability, the Company utilized the Black-Scholes method in calculating the value of the warrant derivative.

NOTE 14- SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows.

Effective January 15, 2015, Mr. Bianchi was appointed the Company’s President and became a director of the Company. Concurrent with the appointment, Mr. Wright resigned his position as President and remains as CFO and a director.

In February 2015, the Company obtained $33,000 in financing from a creditor. The note accrues interest at a rate of 8% per annum, is due nine months after issuance, and may be converted into shares of the Company’s common stock after six months at a 45% discount to the market. A derivative liability will be included in the Company’s financial statements for the year ended December 31, 2015.

