Form 10-Q
period 2015-03-31
Valley High Mining CO
filed 2015-06-24
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2015

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10777 Westheimer Road, Suite 1100 Houston, TX 77042

(Address of principal executive offices) (Zip Code)

(713) 260-9605

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of June 19, 2015, was 88,245,691 shares.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Valley High Mining Company

March 31, 2015 and 2014

3

VALLEY HIGH MINING COMPANY
Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$634	$63

Total Current Assets	634	63

FIXED ASSETS, net	50,250	50,000

TOTAL ASSETS	$50,884	$50,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$402,812	$254,782
Contingent liability – legal	125,000	125,000
Contingent liability – notes	150,200	150,200
Derivative liability – warrants	5,049	6,233
Notes payable	116,546	73,951
Notes payable – related parties	17,797	16,577

Total Current Liabilities	817,404	626,743

LONG-TERM LIABILITIES	-	-

Total Liabilities	817,404	626,743

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000 shares authorized, 88,245,691 and 88,245,691 shares issued and outstanding, respectively	88,246	88,246
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares
Issued and outstanding, respectively	-	-
Additional paid-in capital	4,272,368	4,272,368
Accumulated deficit	(4,937,294)	(4,244,571)
Net loss	(189,840)	(692,723)

Total Stockholders' Deficit	(766,520)	(576,680)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,884	$50,063

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
REVENUE	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Depreciation expense	750	-
Management expense	150,000	24,000
Professional fees	27,621	15,519
Travel, meals, and entertainment	730	-
General and administrative expenses	9,792	2,289

Total Operating Expenses	188,894	41,808

LOSS FROM OPERATIONS	(188,894)	(41,808)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	1,184	295,563
Interest expense	(2,131)	(605)
Other income (expense)	-	(2,500)

Total Other Income (Expenses)	(947)	292,458

LOSS BEFORE INCOME TAXES	(189,840)	250,650
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(189,840)	$250,650

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	88,245,691	16,893,481

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(189,840)	$250,650
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	750	-
Loss (gain) on derivative liability	(1,184)	(295,563)
Changes in operating assets and liabilities:
Notes receivable	-	75,000
Accounts payable and accrued expenses	148,031	(32,587)

Net Cash Used in Operating Activities	(42,244)	(2,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	1,000	-
Refund of payments on assets	-	-

Net Cash Provided by (Used in) Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	-	-
Proceeds from notes payable	40,831	-
Proceeds from related party advances and notes	984	2,500
Repayment of related party advances and notes	-	-

Net Cash Provided by Financing Activities	41,815	2,500

NET INCREASE (DECREASE) IN CASH	571	-
CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$634	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-
Beneficial conversion feature	$-	$-

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 19, 2015.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2015

(unaudited)

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2015

(unaudited)

NOTE 4 – RELATED PARTY PAYABLES

Management Compensation

For the period ended March 31, 2015, the Company paid its CEO, President, and CFO an aggregate of $150,000 as compensation of which $150,000 remained unpaid at March 31, 2015. This included a signing bonus to our President in the amount of $30,000.

For the period ended March 31, 2014, the Company paid its CEO/President/CFO an aggregate of $24,000 as compensation of which $24,000 remained unpaid at March 31, 2015.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2015 and 2014 had an outstanding balance of $16,813 and $16,577, respectively. The notes bear interest of 6%, and are due on demand.

NOTE 6 – SHARES RESERVED FOR ISSUANCE

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

NOTE 7 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. The transaction was accounted for as follows with a balance effective March 31, 2015:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Less: Depreciation	(750)
Add: Improvements	1,000
Value of asset as of 03/31/2015	$50,250

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2015

(unaudited)

NOTE 8 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the three months ended March 31, 2015, the Company had third party notes payable and accrued interest in the amount of $116,546, compared to December 31, 2014 of $73,951. The current notes included notes to seven unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 fiscal year and are not secured by collateral of the Company. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%, with two of the notes, totaling $22,500.00, are convertible into common stock of the Company at $0.001.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.00%, grant dates at March 31, 2015 and December 31, 2014, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0081 to $1.02, and the computed measure of the Company’s stock volatility, ranging from 264% to 470%.

Included in the March 31, 2015 and December 31, 2014 financial statements is a derivative liability in the amount of $5,049 and $6,233, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the quarter ended March 31, 2014 and year ended December 31, 2014 are $1,184 and $295,563 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2015, the Company recorded accounts payable and accrued expenses in the amount of $402,812, compared to the year ended December 31, of $254,782. The accounts payable and accrued expenses include $70,400 in legal and professional fees, $5,016 to third parties for rents, and $300,781 to related parties for work performance.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended March 31, 2015 in the amount of $275,200.05. The contingent liability includes $125,000 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200.05 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2015

(unaudited)

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

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter.

NOTE 11 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001.  At March 31, 2015, the Company had 88,245,691 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001.  At March 31, 2015, the Company had 51 shares issued and outstanding.

There were no issuances during the three months ended March 31, 2015.

NOTE 12 - SUBSEQUENT EVENTS

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2015 and 2014

Total operating expenses, which included general and administrative expenses incurred during the three month period ended March 31, 2015 were $188,894 compared to $41,808 during the similar period in 2014, an increase of $147,086.   This increase was as a result of increases in depreciation expense of $750, management expense of $126,000, professional fees of $12,102, travel, meals, and entertainment of $730, and an increase in general and administrative expense of $7,503.  Additionally, we recorded $1,184 for the three months ended March 31, 2015 in non-cash gains arising from a gain on derivative liability, compared to $295,563 for the three months ended March 31, 2014.  We are currently actively engaged in transitioning our business, incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net loss of $189,840, approximately ($0.00) per share, during our three month period ended March 31, 2015, compared to a net gain of $250,650, approximately $0.01 per share, during the three month period ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash or cash equivalents of $634.

Net cash used in operating activities was $42,244 during the three month period ended March 31, 2015, compared to $2,500 for the three month period ended March 31, 2014.  The increase is due to the change in business operations during the three months ended March 31, 2015, specifically increases in management and professional fees.   We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $41,815 for the three month period ended March 31, 2015, compared to $2,500 during the three months ended March 31, 2014 as a result of our issuance of debt instruments.  Cash flows provided by investing activities were ($1,000) for the three months ended March 31, 2015, compared to $0 for the three month period ended March 31, 2014.

Certain of our shareholders have provided us with loans and contributions aggregating $41,815 as of March 31, 2015.  These loans bare interest of 6% to 8% and are due upon demand.  We utilized the funds from these loans to cover our costs for working capital.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to identify and develop alternative growing methods, new business acquisition opportunities, and continue operations.  We intend to raise funds through private placements of our Common Stock and through short-term borrowing from our shareholders.  Because we have not identified or secured a specific acquisition as of the date of this report we cannot estimate how much capital we will need to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.  We need to raise additional funds in order to continue our existing operations, to initiate new projects and to finance our plans to expand our operations for the next year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter.

Other than described above and as previously disclosed, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on June 19, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Dated: June 24, 2015	By:	/s/ Richard Johnson
Richard Johnson
Chief Executive Officer (Principal Executive Officer)

Dated: June 24, 2015	By:	/s/ William M. Wright
William M. Wright
Chief Financial Officer (Principal Financial Officer)

