Form 10-Q
period 2015-06-30
Valley High Mining CO
filed 2015-08-19
CIK 1301838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2015

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Nevada	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 17, 2015, was 85,136,078 shares.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Valley High Mining Company

June 30, 2015 and 2014

3

VALLEY HIGH MINING COMPANY
Balance Sheets
(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$10	$63

Total Current Assets	10	63

FIXED ASSETS, net	49,500	50,000

TOTAL ASSETS	$49,510	$50,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$545,320	$254,782
Contingent liability – legal	125,000	125,000
Contingent liability – notes	150,200	150,200
Derivative liability – warrants	4,829	6,233
Notes payable	114,293	73,951
Notes payable – related parties	18,197	16,577

Total Current Liabilities	957,838	626,743

LONG-TERM LIABILITIES	-	-

Total Liabilities	957,838	626,743

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000 shares authorized, 85,136,078 and 88,245,691 shares issued and outstanding, respectively	85,136	88,246
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares
Issued and outstanding, respectively	-	-
Additional paid-in capital	4,298,984	4,272,368
Accumulated deficit	(4,937,294)	(4,244,571)
Net loss	(355,155)	(692,723)

Total Stockholders' Deficit	(908,329)	(576,680)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,510	$50,063

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

Depreciation expense	750	-	1,500	-
Management expense	150,000	36,000	270,000	60,000
Payroll expense	-	-	-	15,519
Professional fees	27,621	24,402	61,715	24,632
Travel, meals, and entertainment	730	-	730	-
General and administrative expenses	9,792	6,819	17,992	8,878

Total Operating Expenses	188,893	67,221	351,937	109,029

LOSS FROM OPERATIONS	(188,893)	(67,221)	(351,937)	(109,029)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	1,184	42,234	1,404	337,797
Interest expense	(2,131)	(152)	(4,622)	(757)
Other income (expense)	-	-	-	(2,500)

Total Other Income (Expenses)	(947)	42,082	(3,218)	334,540

LOSS BEFORE INCOME TAXES	(189,840)	(25,139)	(355,155)	225,511
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(189,840)	$(25,139)	$(355,155)	$225,511

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	88,245,691	27,580,953	88,949,457	22,237,217

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(355,155)	$225,511
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	1,500	-
Loss (gain) on derivative liability	(1,404)	(337,797)
Changes in operating assets and liabilities:
Notes receivable	-	75,000
Accounts payable and accrued expenses	290,538	27,170

Net Cash Used in Operating Activities	(64,522)	(10,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	1,000	-

Net Cash Provided by (Used in) Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	-	169
Proceeds from notes payable	62,322	-
Proceeds from related party advances and notes	1,146	10,116

Net Cash Provided by Financing Activities	63,468	10,285

NET INCREASE (DECREASE) IN CASH	(53)	169
CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$10	$169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued to retire debt and accrued interest	$23,237	$-

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

June 30, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 19, 2015.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

June 30, 2015

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

June 30, 2015

(unaudited)

NOTE 4 – RELATED PARTY PAYABLES

Management Compensation

For the six month period ended June 30, 2015, the Company paid its CEO, President, and CFO an aggregate of $270,000 as compensation of which $270,000 remained unpaid at June 30, 2015. This included a signing bonus to our President in the amount of $30,000.

Office Space

Effective October 15, 2012, the Company subleased approximately 300 square feet of executive office space in Centennial, CO at a rate of $200 per month on a month to month basis. This lease terminated in February 2014.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at June 30, 2015 and 2014 had an outstanding balance of $18,197 and $16,577, respectively. The notes bear interest of 6%, and are due on demand.

NOTE 6 – SHARES RESERVED FOR ISSUANCE

In December 2014, we entered into an agreement with Lazgro Holdings Sdn. Bhd. (1010158-V) (“Lazgro”), under which Lazgro had agreed to purchase from us, under a Regulation S Stock Purchase Agreement, 20,000,000 shares of our common stock for $350,000, during an initial six month period (which has been extended for an additional six months) commencing on December 22, 2014. We were to sell these shares to Lazgro at a price equal to $0.0175 per share. As part of the agreement with Lazgro, the Company transferred 20,000,000 shares of common stock to Lazgro. We were to receive proceeds when Lazgro is able to sell these shares. Since Lazgro was unable sell all or a portion of the shares during such period, these shares have been returned to the Company. Accordingly, the ($20,000) impact to Paid-in capital to account for the initial stock issuance has been reversed and a $20,000 entry to Paid-in capital has been recorded.

NOTE 7 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. The transaction was accounted for as follows with a balance effective June 30, 2015:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Less: Depreciation	(1,500)
Add: Improvements	1,000
Value of asset as of 03/31/2015	$49,500

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

June 30, 2015

(unaudited)

NOTE 8 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the six months ended June 30, 2015, the Company had third party notes payable and accrued interest in the amount of $114,293, compared to December 31, 2014 of $73,951. The current notes included notes to seven unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 fiscal year and are not secured by collateral of the Company. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%, with two of the notes, totaling $13,769.36, convertible into common stock of the Company at $0.001.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.00%, grant dates at June 30, 2015 and December 31, 2014, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0081 to $1.02, and the computed measure of the Company’s stock volatility, ranging from 264% to 470%.

Included in the June 30, 2015 and December 31, 2014 financial statements is a derivative liability in the amount of $4,829 and $6,233, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014, are $1,404 and $337,797 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the six months ended June 30, 2015, the Company recorded accounts payable and accrued expenses in the amount of $545,320, compared to the year ended December 31, of $254,782. The accounts payable and accrued expenses include $131,216 in legal and professional fees, $13,044 to third parties for rents, and $401,060 to related parties for work performance.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the six months ended June 30, 2015 in the amount of $275,200.05. The contingent liability includes $125,000 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter was settled and an agreement was reached in April 2015 during arbitration. The Company has recorded a contingent liability in the amount of $125,000 to account for liability incurred.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

June 30, 2015

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

In March 2014, the Company entered into a settlement agreement with a third party.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter was settled and an agreement was reached in April 2015 during arbitration. The Company has recorded a contingent liability in the amount of $125,000 to account for liability incurred.

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

NOTE 11 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001.  At June 30, 2015, the Company had 85,136,078 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001.  At June 30, 2015, the Company had 51 shares issued and outstanding.

During the six months ended June 30, 2015, the Company issued 16,890,387 common shares for the retirement of $23,237 in debt and accrued interest.

During the six months ended June 30, 2015, the Company retired 20,000,000 common shares previously issued under a Regulation S offering that was not completed.

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

Plan of Operation

As of the date of this Report, we are a mining company that is currently seeking a viable prospect to develop.  We are not limiting our search to any specific geographic region.  Our plan of operation for the twelve months following the date of this Report is to continue to review potential acquisitions in the resource sector.  Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal and mineral sector and are continuing to develop our new grow pod business plan and distribution.  We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition and development of a mining property once the same is identified.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results Of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2015 and 2014

Total operating expenses, which included general and administrative expenses incurred during the three and six month periods ended June 30, 2015 were $188,893 and $351,937 compared to $67,221 and $109,029 during the similar periods in 2014, an increase of $121,672 and $242,909, respectively.   This increase was as a result of increases in depreciation expense of $750 and $1,500, management expense of $114,000 and $210,000, professional fees of $3,219 and $37,083, travel, meals, and entertainment of $730, and an increase in general and administrative expense of $2,973 and $9,114.  Additionally, we recorded $1,184 and $1,404 for the three and six months ended June 30, 2015 in non-cash gains arising from a gain on derivative liability, compared to $42,234 and $337,797 for the three and six months ended June 30, 2014.  We are currently actively engaged in diversifying our business, incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net loss of $189,840 and $355,155, approximately ($0.00) per share, during our three and six month period ended June 30, 2015, respectively, compared to a net loss of $25,139 during our three months ended June 30, 2014, approximately ($0.00) per share, and a net gain of $225,511, approximately $0.01 per share, during the six month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash or cash equivalents of $10.

Net cash used in operating activities was $64,522 during the six month period ended June 30, 2015, compared to $10,116 for the six month period ended June 30, 2014.  The increase is due to the change in business operations during the six months ended June 30, 2015, specifically increases in management and professional fees.   We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $63,468 for the six month period ended June 30, 2015, compared to $10,285 during the six months ended June 30, 2014 as a result of our issuance of debt instruments.  Cash flows provided by investing activities were ($1,000) for the six months ended June 30, 2015, compared to $0 for the six month period ended June 30, 2014.

Certain of our shareholders have provided us with loans and contributions aggregating $39,963 as of June 30, 2015.  These loans bare interest of 6% to 8% and are due upon demand.  We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2015.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and President, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our Chief Executive Officer and President has concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On June 30, 2015, William Wright resigned as Director, Chief Financial Officer, and any other official positions of the Company. The resignation was not a result of a disagreement with management regarding the operations, policies or practices of the Company.

Item 6.  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

17.1	Resignation Letter of William M. Wright, dated June 30, 2015*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Dated: August 19, 2015	By:	/s/ Richard Johnson
Richard Johnson
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

