Form 10-Q
period 2015-09-30
Valley High Mining CO
filed 2015-11-23
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2015

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 20, 2015, was 88,213,001 shares.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Valley High Mining Company

September 30, 2015 and 2014

3

VALLEY HIGH MINING COMPANY
Balance Sheets
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS

Cash	$214	$63

Total Current Assets	214	63

FIXED ASSETS, net	48,750	50,000

TOTAL ASSETS	$48,964	$50,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$659,792	$254,782
Contingent liability – legal	125,000	125,000
Contingent liability – notes	150,200	150,200
Derivative liability – warrants	3,917	6,233
Notes payable	128,411	73,951
Notes payable – related parties	1,371	16,577

Total Current Liabilities	1,068,691	626,743

LONG-TERM LIABILITIES	-	-

Total Liabilities	1,068,691	626,743

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000 shares authorized, 88,213,001 and 88,245,691 shares issued and outstanding, respectively	88,213	88,246
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares
Issued and outstanding, respectively	-	-
Additional paid-in capital	4,307,907	4,272,368
Accumulated deficit	(4,937,294)	(4,244,571)
Net loss	(478,554)	(692,723)

Total Stockholders' Deficit	(1,019,728)	(576,680)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,964	$50,063

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

Depreciation expense	750	-	2,250	-
Management expense	90,000	36,000	360,000	96,000
Payroll expense	-	-	-	-
Professional fees	24,854	26,361	86,569	50,993
Travel, meals, and entertainment	-	-	730	-
General and administrative expenses	6,196	18,161	24,188	42,558

Total Operating Expenses	121,800	80,522	473,737	189,551

LOSS FROM OPERATIONS	(121,800)	(80,522)	(473,737)	(189,551)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	912	-	2,316	337,797
Interest expense	(2,511)	(300)	(7,133)	(1,057)
Other income (expense)	-	(17,500)	-	(20,000)

Total Other Income (Expenses)	(1,599)	(17,800)	(4,817)	316,740

LOSS BEFORE INCOME TAXES	(123,399)	(98,322)	(478,554)	127,189
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(123,399)	$(98,322)	$(478,554)	$127,189

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	88,245,691	32,062,416	88,949,457	27,149,817

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(478,554)	$127,189
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	2,250	-
Loss (gain) on derivative liability	(2,316)	(337,797)
Changes in operating assets and liabilities:
Notes receivable	-	75,000
Accounts payable and accrued expenses	411,565	111,414

Net Cash Used in Operating Activities	(67,055)	(24,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	1,000	-

Net Cash Provided by (Used in) Investing Activities	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock and warrants	-	169
Proceeds from notes payable	64,833	8,000
Proceeds from related party advances and notes	1,373	16,069

Net Cash Provided by Financing Activities	66,206	24,238

NET INCREASE (DECREASE) IN CASH	151	44
CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$214	$44

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued to retire debt and accrued interest	$35,237	$-

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

September 30, 2015

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Valley High Mining Company (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on June 19, 2015.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

September 30, 2015

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

There are several new accounting pronouncements issued by the FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 30, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

September 30, 2015

(unaudited)

NOTE 4 – RELATED PARTY PAYABLES

Management Compensation

For the nine month period ended September 30, 2015, the Company paid its CEO and President an aggregate of $300,000 as compensation of which $300,000 remained unpaid at September 30, 2015. This included a signing bonus to our President in the amount of $30,000.

Office Space

Effective October 15, 2012, the Company subleased approximately 300 square feet of executive office space in Centennial, CO at a rate of $200 per month on a month to month basis. This lease terminated in February 2014.

Effective March 1, 2014, the Company subleased, from a company under the control of our former CFO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the rent was reduced to $500 per month. Effective June 30, 2015 the lease terminated.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at September 30, 2015 and 2014 had an outstanding balance of $16,577 and $1,371, respectively. The notes bear interest of 6%, and are due on demand.

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

NOTE 7 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. The transaction was accounted for as follows with a balance effective September 30, 2015:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Less: Depreciation	(2,250)
Add: Improvements	1,000
Value of asset as of 09/30/2015	$48,750

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

September 30, 2015

(unaudited)

NOTE 8 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the nine months ended September 30, 2015, the Company had third party notes payable and accrued interest in the amount of $128,411, compared to December 31, 2014 of $73,951. The current notes included notes to seven unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 fiscal year and are not secured by collateral of the Company. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%, with two of the notes, totaling $13,769.36, convertible into common stock of the Company at $0.001.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.00%, grant dates at September 30, 2015 and December 31, 2014, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0045 to $1.02, and the computed measure of the Company’s stock volatility, ranging from 251% to 435%.

Included in the September 30, 2015 and December 31, 2014 financial statements is a derivative liability in the amount of $3,917 and $6,233, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014, are $2,316 and $337,797 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the nine months ended September 30, 2015, the Company recorded accounts payable and accrued expenses in the amount of $659,792, compared to the year ended December 31, 2014, of $254,782. The accounts payable and accrued expenses include $433,368 in legal and professional fees, $17,364 to third parties for rents, and $209,060 to related parties for work performance.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the nine months ended September 30, 2015 in the amount of $275,200.05. The contingent liability includes $125,000 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

September 30, 2015

(unaudited)

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

NOTE 11 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001.  At September 30, 2015, the Company had 88,213,001 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001.  At September 30, 2015, the Company had 51 shares issued and outstanding.

During the nine months ended September 30, 2015, the Company issued 19,967,310 common shares for the retirement of $35,237 in debt and accrued interest.

During the nine months ended September 30, 2015, the Company retired 20,000,000 common shares previously issued under a Regulation S offering that was not completed.

NOTE 12 – SUBSEQUENT EVENTS

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

Results Of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2015 and 2014

Total operating expenses, which included general and administrative expenses incurred during the three and nine month periods ended September 30, 2015 were $121,800 and $473,737 compared to $80,522 and $189,551 during the similar periods in 2014, an increase of $41,278 and $284,186, respectively.   This increase was as a result of increases in depreciation expense of $750 and $2,250, management expense of $54,000 and $264,000, professional fees of $(1,507) and $35,576, travel, meals, and entertainment of $0 and $730, and a decrease in general and administrative expense of $11,965 and $18,370.  Additionally, we recorded $912 and $2,316 for the three and nine months ended September 30, 2015 in non-cash gains arising from a gain on derivative liability, compared to $$0 and $337,797 for the three and nine months ended September 30, 2014.  We are currently actively engaged in diversifying our business, incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net loss of $123,399 and $478,554, approximately ($0.00) and ($0.01) per share, during our three and nine month period ended September 30, 2015, respectively, compared to a net loss of $98,322 during our three months ended September 30, 2014, approximately ($0.00) per share, and a net gain of $127,189, approximately $0.00 per share, during the nine month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash or cash equivalents of $214.

Net cash used in operating activities was $67,055 during the nine month period ended September 30, 2015, compared to $24,194 for the nine month period ended September 30, 2014.  The increase is due to the change in business operations during the nine months ended September 30, 2015, specifically increases in management and professional fees.   We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $66,206 for the nine month period ended September 30, 2015, compared to $24,238 during the nine months ended September 30, 2014 as a result of our issuance of debt instruments.  Cash flows provided by investing activities were ($1,000) for the nine months ended September 30, 2015, compared to $0 for the nine month period ended September 30, 2014.

Certain of our shareholders have provided us with loans and contributions aggregating $1,371 as of September 30, 2015.  These loans bare interest of 6% and are due upon demand.  We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2015.

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

Based on this evaluation, our Chief Executive Officer and President has concluded that our disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

VALLEY HIGH MINING COMPANY

Dated: November 23, 2015	By:	/s/ Richard Johnson
Richard Johnson
Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)

