Form 10-K
period 2015-12-31
Valley High Mining CO
filed 2016-05-18
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VALLEY HIGH MINING COMPANY
(Exact name of registrant as specified in its charter)

Wyoming	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1325 Cavendish Drive Suite 201 Silver Spring, MD 20905
(Address of principal executive offices, including zip code)

(301) 202-7762
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 4, 2016, based on a closing price of $0.0045 was approximately $1,680,939. As of May 4, 2016, the registrant had 373,542,046 shares of its common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference: None.

VALLEY HIGH MINING COMPANY

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

During the year ended December 31, 2014, the Company began to identify new underserved and emerging industries to move into and discovered an increasing demand for fresher locally grown organic foods. The demand for organic food rose 11% between 2011 and 2012, reaching $28 billion and the market is now predicted to grow at a 14% annual rate for the next four years. As a result, the Company determined to transition into the organic foods market and on December 4, 2014, the Company completed the purchase of a fully contained grow environment, or grow pod, pursuant to that certain Agreement and Bill of Sale. This grow pod is a template for many to be built and deployed into culture centers (between 20 and 40 pods). The grow pod is a steel shipping container converted to be self-contained, insulated, solarized, bug free, pesticide free, heated, cooled, LED lighted hydroponic growing facilities that can be managed from a computer or phone. Each of our pods requires only seven to ten hours of attending weekly. Our pods are capable of growing leafy green vegetables, herbs, mushrooms, cherry tomatoes and certain types of berries all year without regard to weather and free from pests and disease. These crops may be harvested up to thirty times a year. The Company has tried unsuccessfully throughout fiscal year ended December 31, 2015 to adequately capitalize its transition to the organic food market. As such, we will continue to explore this market and others moving into 2016.

Our principal place of business is located at 1325 Cavendish Drive, Suite 201, Silver Spring, MD 20905. Our phone number is (301) 202-7762 and our website address is www.valleyhighmining.com.

Government Regulations

Domestic mineral exploration operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations.  The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry.  Mineral lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee’s operations, and may also be subject to liability for pollution damages.  We do not intend to obtain insurance against costs of clean-up operations as we do not intend to continue in the mining industry, rather, we are transitioning to organic food and nutraceutical.

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2015 and 2014, respectively.

Employees

As of December 31, 2015, we have two (2) full-time employees, our Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

None.

Available information

Our website address is www.valleyhighmining.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We believe our success will depend, to a significant extent, on the efforts and abilities of President and Chief Executive Officer. If we lost our President and/or Chief Executive Officer, the Company would be forced to expend significant time and money in the pursuit of a replacement(s), which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for President and Chief Executive Officer at all, or on terms that are not unduly expensive or burdensome.

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

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 60% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

Risks Relating to the Industry

PLANNED EXPANSION AND LEASING OF EQUIPMENT OUT OF OUR CONTROL INVOLVE A HIGH DEGREE OF RISK.

We cannot assure you of the success of our planned operations.   The costs of purchasing, building, development and leasing activities are subject to numerous variables that could result in substantial cost overruns.  The deployment and leasing of grow pods for organic farming may involve unprofitable efforts, and may not produce sufficient net revenues to return a profit after accounting for development, operating and other costs.

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  If our activities are not successful, we will experience a material adverse effect on our future results of operations and financial condition.

There is a substantial risk that the properties and pods that we produce will not eventually be productive or may decline in productivity over time. We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive.  The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

DECLINE IN FOOD PRICES MAY MAKE IT COMMERCIALLY INFEASIBLE FOR US TO DEVELOP OUR PODS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

The value and price of your investment in our common shares, our financial results, and our exploration, development and leasing activities may be significantly adversely affected by declines in the price of produce and other organic material. Produce prices can fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of farming countries throughout the world.  The price of produce fluctuates in response to many factors, which are beyond anyone’s prediction abilities.  The prices used in making the estimates in our plans differ from daily prices quoted in the news media.  Because farming occurs over a number of years, it may be prudent to continue producing for some periods during which cash flows are temporarily negative for a variety of reasons.  Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing production.

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

THERE IS LIMITED LIQUIDITY ON THE OTC PINK, WHICH ENHANCES THE VOLATILE NATURE OF OUR EQUITY.

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

WE ARE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE OUR SECURITIES MORE DIFFICULT TO SELL.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities.  As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the fiscal year ended December 31, 2014, the Company subleased, from a company under the control of our then current Chief Financial Officer, approximately 1,000 square feet of executive office space located at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383, at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the monthly rent was reduced to $500 and subsequently discontinued in 2015.

Effective December 1, 2014, the Company relocated its headquarters to 10777 Westheimer Road, Suite 1100, Houston, TX 77042, where we rent executive suites on a monthly basis at $1,600 per month.

Effective December 1, 2014, the Company rents yard space in Houston, Texas for its grow pods from an individual on a month to month basis at a rate of $450 per month.

As of this filing, the Company has relocated its headquarters to 1325 Cavendish Drive, Suite 201, Silver Spring, MD 20905

Item 3. Legal Proceedings.

In March 2014, the Company entered into a settlement agreement with one of its former CEO, Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees, to account for liability they will likely incur.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative liability, which amounted to $681 at the fiscal year ended December 31, 2015.

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

Quarter Ended	High	Low

March 31, 2014	$1.02	$0.30
June 30, 2014	$0.75	$0.05
September 31, 2014	$0.036	$0.013
December 31, 2014	$0.0179	$0.0081

March 31, 2015	$0.0181	$0.0080
June 30, 2015	$0.0290	$0.0080
September 31, 2015	$0.0120	$0.0045
December 31, 2015	$0.0050	$0.0013

(b) Holders

As of May 4, 2016, a total of 373,542,046 shares of the Company’s common stock are currently outstanding held by 1,102 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company. Their address is 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119. Their phone number is (702) 361-3033.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

The Company retired 20,000,000 shares of common stock pursuant to a failed Regulation S Stock Purchase Agreement.

The Company issued 27,965,227 shares of common stock for the retirement of debt and accrued interest totaling $49,452. The Company recognized a loss of $216,234 on the transactions.

The Company issued 6,000,000 shares of common stock for services in the amount of $27,000.

Rule 10B-18 Transactions

During the years ended December 31, 2014 and 2015, there were no repurchases of the Company’s common stock by the Company

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

Plan of Operation

As of the date of this Report, the Company has been positioning itself as an incubator for companies in the pharmaceutical, nutraceutical and medical spaces offering products for all ages from newborns to seniors. The Company’s goal is to identify revolutionary products and create a corporate infrastructure, set up management teams, bring in design professionals both on the development side and marketing side to introduce these offerings to the marketplace. Being part of the new Company team will allow entrepreneurs to flourish without having the constraints of day to day corporate issues, as well provides an easier access to capital and credit lines for growth and expansion of the business. The Company is working to build a strong portfolio of companies to drive revenues and value with an intent that once these companies mature from all aspects inclusive of management, revenues and controls they will have the ability to operate independent of the conglomerate. We are not limiting our search to any specific geographic region. Our plan of operation for the twelve months following the date of this annual report is to continue to review potential acquisitions in the pharmaceutical, nutraceutical and medical sectors. Currently, we are in the process of completing due diligence investigation of various opportunities in the pharmaceutical, nutraceutical and medical sector. We do not have enough funds on hand to cover our administrative expenses for the next 12 months. We will need to raise funds for administration as well as additional funding for the review, acquisition and development of the business once the same is identified. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2015 and 2014

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2015 were $617,755, compared to $514,001 during our fiscal year ended December 31, 2014, an increase of $103,754. This increase included increases in depreciation expense of $3,000 (in addition to depreciation expense, there was an additional $48,000 Other expense for Impairment on the asset due to the currently unknown whereabouts of the Pod), management expense of $97,000, professional fees of $35,165, travel and entertainment of $843, and general and administrative expense of $8,265. This was offset by decreases in administrative expense of $25,000, and payroll expense of $15,519. Additionally, the Company experienced net other income and expense of ($400,282).

As a result, we incurred a net loss of $1,018,036 (approximately $0.01 per share) for the fiscal year ended December 31, 2015, compared to a net loss of $692,723 during our fiscal year ended December 31, 2014 (approximately $0.03 per share).

Liquidity and Capital Resources

As of December 31, 2015, we had cash or cash equivalents of $119.

Net cash used in operating activities was $84,700 during our fiscal year ended December 31, 2015, compared to $253,888 during our fiscal year ended December 31, 2014.

Cash flows provided or used in investing activities were $1,000 provided for the year ended December 31, 2015 and $129,000 used during our fiscal year ended December 31, 2015. Net cash flows provided by financing activities was $83,756 during our fiscal year ended December 31, 2015, compared to $382,951 during our fiscal year ended December 31, 2014.

During our fiscal year ended December 31, 2015, net borrowing from related parties totaled ($15,504). During our fiscal year ended December 31, 2014 certain of our shareholders provided us with loans aggregating $53,919. These loans carry interest of between 6% and 8% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We hold a derivative warrant instruments which is accounted for on a quarterly basis and reflected as a loss or gain on our income statement with the balance of the liability reflected on our balance sheet. We do not engage in any other hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-13 which appear at the end of this Annual Report.

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

Based on this evaluation, our current CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that, as of December 31, 2015, our internal control over financial reporting presented a material weakness. The assessment is based on the nature of the acts taken by the prior CEO, Mr. Johnson, leading up to his quick departure. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 30, 2016:

Name	Age	Position

Andrew I. Telsey (1)	61	Chief Executive Officer, President, Secretary, Treasurer, Chairman of the Board

William M. Wright, III (2)	50	Chief Financial Officer, President, Secretary, Treasurer, Director

Richard Johnson (3)	63	Chief Executive Officer, Chairman of the Board

Peter Bianchi (4)	47	President, Director

Clifford Pope (5)	65	Chief Executive Officer, Chief Financial Officer, Director

(1)	Mr. Telsey served as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer from October 31, 2012 to January 27, 2014. Mr. Telsey served as Chairman from October 31, 2012 until March 2014.
(2)	Mr. Wright was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014 and sole director effective as of March 21, 2014. On December 4, 2014 Mr. Wright resigned as Chief Executive Officer and Chairman of the Board. On January 15, 2015, Mr. Wright resigned as President of the Company – he remained as Chief Financial Officer and a director of the Company until his resignation of all positions on June 30, 2015.
(3)	Mr. Johnson was appointed as the Company’s Chief Executive Officer and Chairman of the Board effective as of December 4, 2014. Mr. Johnson resigned and was relieved of his duties in January 2016.
(4)	On January 15, 2015, Mr. Bianchi was appointed as the Company’s President and a member of the Board. Mr. Bianchi was relieved of his duties in January 2016.
(5)	Mr. Pope was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 13, 2016.

Following is biographical information of our current management:

Clifford Pope, 65, has over 35 years of experience in Information Technologies (IT), business development and providing a variety of related services and products.  Over the past 25 years as a CEO/President, was the founder of five businesses providing technical support services and IT products to the USA military and federal government agencies. His background includes marketing research, developing business plans, creating and establishing business infrastructures, computer manufacturing, managing business development campaigns; implementing various IT operations from network Operating Centers, Voice over Internet Protocol services, Help Desk Operations, software development, medical diagnostic testing devices, and business process re-engineering. Mr. Pope has been the CEO/President of public a company since 2003, very knowledgeable of financial statements, producing disclosure and financial statements, cost accounting, federal government practices, protocols, and private industry practices.  Has a working experience in corporate mergers, stock exchanges, and the formation of public entities and very knowledgeable of the corporate governance requirements of the Sarbanes-Oxley Act.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Andrew I. Telsey,	2015	$0	$0	$0	$0
CEO/President (1)	2014	$0	$0	$0	$0

William M. Wright	2015	$0	$0	$60,000	$60,000
CFO (2)	2014	$0	$81,000	$132,000	$212,000

Richard Johnson	2015	$0	$0	$240,000	$240,000
CEO (3)	2014	$0	$120,000	$20,000	$140,000

Peter Bianchi	2015	$0	$0	$150,000	$150,000
President (4)	2014	$0	$0	$0	$0

Clifford Pope	2015	$0	$0	$0	$0
CEO (5)	2014	$0	$0	$0	$0

(1)	Mr. Telsey assumed his positions in October 2012 and served until January 27, 2014. As of December 31, 2013, $55,137 of the salary earned had been accrued.
(2)	Mr. Wright was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on January 27, 2014. Mr. Wright served as the Chief Financial Officer until June 30, 2015. As of December 31, 2015, $60,000 of the compensation earned had been accrued.
(3)	Mr. Johnson was appointed the Company’s Chief Executive Officer on December 5, 2014. As of December 31, 2015, $240,000 of the compensation earned had been accrued.
(4)	Mr. Bianchi was appointed as the Company’s President on January 15, 2015. As of December 31, 2015, $150,000 of the compensation earned had been accrued.
(5)	Mr. Pope was appointed as the Company’s Chief Executive Officer and Chief Financial Officer on January 13, 2016. There were no accruals or payments for Mr. Pope during either of the fiscal years reported.

Employment Agreements

Mr. Pope was awarded a six (6) month employment agreement at the beginning of his service, January 13, 2016, which is subsequent to the two years reported. The agreement is a non-exclusive service agreement that pays Mr. Pope a base salary of $3,500 per month and entitles him to 1,000,000 shares of restricted common stock per month. Additionally, Mr. Pope is reimbursed for accountable direct expenses in connection with the performance of his duties.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of May X, 2016, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Common	Clifford Pope (4)	0	0%
	1325 Cavendish Drive, Suite 201
	Silver Spring, MD 20905

Common	All Officers and Directors as a group	0	0%
	(1 person)

Common	Peter Scalise (2)	0	0%
Preferred	PO Box 66	51	100%
	Oakdale, NY 11769

Common	GEAR Sports Nutrition, Inc. (3)	225,000,000	60%
	PO Box 66
	Oakdale, NY 11769

Common	All officers, directors and 5% holders as a group	225,000,000	60%
Preferred	(3 persons and entities)	51	100%

*	Less than 1%

(1)	Based on 373,542,046 shares of common stock issued and outstanding as of May 5, 2016.
(2)	Mr. Scalise is the sole holder of a super voting preferred class of stock.
(3)	GEAR Sports Nutrition, Inc. is being acquired by the Company.
(4)	Mr. Pope is the Chief Executive Officer, Chief Financial Officer, and director of our Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During the fiscal year ended December 31, 2014, the Company subleased, from a company under the control of our then current Chief Financial Officer, approximately 1,000 square feet of executive office space located at 4550 NW Newberry Hill Road, Suite 202, Silverdale, WA 98383, at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the monthly rent was reduced to $500 and subsequently discontinued in 2015.

During the year ended December 31, 2014, the Company borrowed $15,919 in related party advances.

On December 4, 2014, the Company entered into an Agreement and Bill of Sale by and between the Company, as purchaser, and our then current Chief Executive Officer, Richard Johnson, as seller, pursuant to which the Company purchased certain machinery and equipment in exchange for 16,125,000 shares of the Company’s common stock.

During the fiscal year ended December 31, 2015, the then current CEO, Richard Johnson, executed what current management has determined to be Management Fraud and an Illegal Act under SOX 404. During the fiscal year, Johnson issued to himself a Loan in the amount of $16,000, cash withdrawals of $5,000 and $2,000 during the 4th quarter, and additional $5,000 and $2,000 payments in November to RJM Consulting, a company owned by Johnson. In rebuilding the accounting, management has attributed a net amount of $14,131 taken as a loan and subsequently has written that off as uncollectable. The Company reserves the right to pursue Johnson at a later date.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2015 and to Terry L Johnson, CPA during our fiscal year ended 2014. BF Borgers CPA PC performed a two (2) year audit for the Company in 2015 that covered both fiscal years ended December 31, 2014 and 2015:

	December 31, 2015	December 31, 2014
Audit Fees	$22,500	$13,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$22,500	$10,700

Audit Fees . Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2015 and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

Tax Fees . Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees . Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire Board performs the duties of an audit committee. Our Board evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

3.1 (i)	Articles of Incorporation of the Company filed with the State of Utah on November 14, 1979 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (ii)	Certificate of Amendment to Articles of Incorporation filed with and accepted by the State of Utah on February 21, 1985 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (iii)	Articles of Incorporation of the Company's wholly owned Nevada subsidiary filed with the Nevada Secretary of State on February 27, 2004 (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (iv)	Articles of Merger (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

3.1 (v)	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, $0.001 Par Value Per Share (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on July 15, 2014)

3.2	By-Laws (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005 ).

10.1	Warranty Deed to North Beck Joint Venture Mining Claims (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.2	Mining Lease With Option to Purchase Between North Beck Joint Venture, L.L.C. and Valley High Mining Company (Incorporated by reference to the registrant’s Form 10-SB filed on March 31, 2005).

10.3	Joint Venture Agreement between Corizona Mining Partners, LLC and Valley High Mining Company (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on September 25, 2012).

10.4	Letter of Intent with Corizona Mining Partners, LLC concerning Madre de Dios project (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed on November 21, 2012)

10.5	Agreement and Bill of Sale, dated December 4, 2014, by and between Valley High Mining Company and Richard Johnson (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on December 5, 2014)

16.1	Letter of Pritchett, Siler & Hardy, P.C., dated November 16, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 16, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY HIGH MINING COMPANY

Date: May 17, 2016	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Executive Officer

Date: May 17, 2016	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Financial Officer

VALLEY HIGH MINING COMPANY

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valley High Mining Company:

We have audited the accompanying balance sheets of Valley High Mining Company (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Valley High Mining Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
May 17, 2016

VALLEY HIGH MINING COMPANY

Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS

Cash	$119	$63
Other current assets	-	-
Total Current Assets	119	63

Fixed Assets - Pod	51,000	129,000
Accumulated depreciation	(3,000)	-
Impairment of Pod	(48,000)	(79,00)
Total Fixed Assets	-	50,000

TOTAL ASSETS	$119	$50,063

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Accounts payable and accrued expenses	$383,962	$83,501
Accounts payable and accrued expenses - related parties	384,060	171,281
Contingent liability - legal	167,283	125,000
Contingent liability - notes	225,200	150,200
Derivative liability - warrants	681	6,233
Notes payable	140,964	73,951
Notes payable - related parties	-	16,577
Total Current Liabilities	1,302,151	626,743
Long-Term Liabilities	-	-
Total Liabilities	1,302,151	626,743

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 102,210,918 and 88,245,691 shares issued and outstanding, respectively	102,211	88,246
Preferred stock (Series B), $0.001 par value, 51 shares authorized, 51 and 0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	4,551,088	4,272,368
Accumulated deficit	(5,955,330)	(4,937,294)
Total Stockholders’ Equity (Deficit)	(1,302,031)	(576,680)
TOTAL LIABILITIES AND EQUITY	$119	$50,063

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative expense	-	25,000
Depreciation expense	3,000	-
Management expense	450,000	353,000
Payroll Expenses	-	15,519
Professional Fees	138,069	102,904
Travel & Ent	843	-
General & Administrative	25,843	17,578
Total Expenses	617,755	514,001
LOSS FROM OPERATIONS	(617,755)	(514,001)

Other Income
Gain on discharge of debt	-	5,952
Gain (Loss) on Derivative Liability	5,552	331,564
Total Other Income	5,552	337,516

Other Expenses
Interest Expense	10,186	4,868
Legal expense contingency	42,283	125,000
Loss on Impairment of asset	48,000	79,000
Loss on asset - Corizona	-	304,870
Loss on issuance of shares for debt	216,234	-
Impairment / write off of Illegal Officer loan resulting from Former CEO Fraud / Malfeasance	14,131	-
Other Expenses	75,000	2,500
Total Other Expenses	405,834	516,238
Net Other Income (Expense)	(400,282)	(178,722)
LOSS BEFORE INCOME TAXES	(1,018,036)	(692,723)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,018,036)	$(692,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.01)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	88,702,808	23,379,495

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Changes in Stockholders' Deficit

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	16,951,756	$16,952	-	$-	$3,985,743	$(4,244,571)	$241,876

Preferred shares issued for note payable	-	-	51	0.05	-	-	0.05

Common shares issued for Reg S	15,000,000	15,000	-	-	210,000	-	225,000

Commons shares issued for cash - option exercise	168,935	169	-	-	-	-	169

Common shares issued for services	27,500,000	27,500	-	-	193,750	-	221,250

Common shares issued for assets	16,125,000	16,125	-	-	112,875	-	129,000

Common shares issued for debt	7,500,000	7,500	-	-	-	-	7,500

Common shares issued for Reg S	20,000,000	20,000	-	-	(20,000)	-	-

Commons shares retired from Reg S	(15,000,000)	(15,000)	-	-	(210,000)	-	(225,000)

Net loss for the year ended December 31, 2014	-	-	-	-	-	(692,723)	(692,723)

Balance, December 31, 2014	88,245,691	$88,246	51	$0.05	$4,272,368	$(4,937,294)	$(576,680)

Common shares issued for services	6,000,000	6,000	-	-	21,000	-	27,000

Common shares issued for debt	27,965,227	27,965	-	-	237,270	-	265,685

Common shares retired from Reg S	(20,000,000)	(20,000)	-	-	20,000	-	-

Net loss for the year ended December 31, 2015	-	-	-	-	-	(1,018,036)	(1,018,036)

Balance, December 31, 2015	102,210,918	$102,211	51	$0.05	$4,551,088	$(5,955,330)	$(1,302,031)

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY
Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,018,036)	$(692,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	27,000	221,250
Depreciation	3,000	-
Loss (gain) in derivative liability	(5,552)	(331,564)
Loss on impairment of asset	48,000	79,000
Loss on disposal of asset	-	304,870
Loss on issuance of shares for debt	216,234	-
Changes in operating assets and liabilities:
Notes receivable	-	75,000
Loss (gain) on discharge of debt	14,131	(5,952)
Contingent liabilities	117,293	(60,200)
Accounts payable and accrued expenses	513,240	156,431

Net Cash Used in Operating Activities	(84,700)	(253,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	1,000	(129,000)
Refund of payments made for mineral properties	-	-

Net Cash Used in Investing Activities	1,000	(129,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	479,232
Proceeds from notes payable, net	99,260	38,000
Proceeds from related party advances and notes	(15,504)	15,919
Changes in related party advances and notes	-	(150,200)

Net Cash Provided by Financing Activities	83,756	382,951

NET INCREASE (DECREASE) IN CASH	56	63
CASH AT BEGINNING OF PERIOD	63	-

CASH AT END OF PERIOD	$119	$63

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued to retire debt and accrued interest	$265,685	$-

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Valley High Mining Company (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining Company, a Nevada corporation and wholly-owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company changed its domicile to the state of Wyoming on February 3, 2016.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized interest accruals of $10,186 and $4,868, respectively.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal year ended December 31, 2014, the Company paid or accrued to its CEOs and President an aggregate of $152,000 in compensation and $201,000 in stock bonuses.

For the fiscal year ended December 31, 2015, the Company paid or accrued to its CEO, CFO, and President an aggregate of $420,000 in compensation and $30,000 in bonuses.

Office Space

Effective March 1, 2014, the Company subleased, from a company under the control of our then current CEO/CFO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $1,000 per month on a month to month basis. Effective December 1, 2014, the rent was reduced to $500 per month and subsequently discontinued at the end of fiscal year ended December 31, 2014.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2015 and 2014 had an outstanding balance of $0 and $16,577, respectively. The notes bear interest of 6%, and were due on demand.

During the year ended December 31, 2014, the Company borrowed $15,918.58 in related party advances and the Company accrued interests for these loans in the amount of $658.60. The Company transferred $150,200 in related party loans to contingent liability during this same period to account for the potential liability of loans in question by current management from insider transactions in 2012 and 2013.

NOTE 6 – INVESTMENT RECEIVABLE

In June 2014, the Company entered into a Regulation S Stock Purchase Agreement with a third party for the investment and purchase of $225,000 in common stock of the Company at $0.015 per share. After the 6-month term of the agreement expired without execution of the investment by the third party, the Company canceled the agreement and canceled the underlying shares on December 2014.

In December 2014, the Company entered into a Regulation S Stock Purchase Agreement with a second third party for the investment and purchase of $350,000 in common stock of the Company at $0.0175 per share. The Company and investor have extended the agreement an additional 6 months to allow for the deposit and full execution of the agreement. However, the investor was unable to complete the agreement and the Company canceled the agreement and canceled the underlying shares on December 2015.

NOTE 7 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. During the fiscal year ended December 31, 2015 the Company added electrical improvements to the Pod in the amount of $1,000. As of the filing, and in conjunction with the departure of our prior CEO, the Company is not aware of the current location of the Pod. Therefore, while the Company maintains legal ownership of the Pod, the Company has chosen to fully impair the Pod due to the unknown whereabouts. The transaction has been accounted for as follows:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Add: Improvements	1,000
Less: Depreciation	(3,000)
Less: Impairment	(48,000)
Value of asset as of 12/31/2015	$-

NOTE 8 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2015, the Company had third party notes payable and accrued interest in the amount of $140,964 compared to $73,951 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015and 2016 fiscal year and are not secured by collateral of the Company. Several of these note are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2014 and December 31, 2015, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0013 to $0.0290, and the computed measure of the Company’s stock volatility, ranging from 220% to 457%.

Included in the December 31, 2015 and 2014 financial statements is a derivative liability in the amount of $681 and $6,233, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 are $5,552 and $331,564 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2015	December 31, 2014
Estimated number of underlying shares	511,055	441,228
Estimated market price per share	$0.0014	$0.0142
Exercise price per share	$0.001	$0.001
Expected volatility	220%	457%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2015.  These items are included in “derivative liability” on the consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2014
Liabilities:
Derivative liability	$-	$-	$6,233	$6,233

Total liabilities at fair value	$-	$-	$6,233	$6,233

December 31, 2015
Liabilities:
Derivative liability	$-	$-	$681	$681

Total liabilities at fair value	$-	$-	$681	$681

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2014 and 2015.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

	2015	2014
Beginning balance, January 1,	$(6,233)	$(337,797)
Total gains (losses) included in earnings	5,552	331,564

Ending balance, December 31,	$(681)	$(6,233)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2015 and 2014, the Company recorded accounts payable and accrued expenses in the amounts of $768,022 and $254,782, respectively. The accounts payable and accrued expenses include $379,522 in legal, professional, and prior management fees, $4,500 to a third party for rents, and $384,060 to related parties for work performance ($245,060 to Richard Johnson, the former CEO and $139,000 to Peter Bianchi, the former President).

NOTE 10 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001. At December 31, 2015 and 2014, the Company had 102,210,918 and 88,245,691 shares issued and outstanding, respectively.

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

During the year ended December 31, 2015 the Company issued 27,965,227 shares of common stock for debt reduction of $49,452. The Company recognized a loss of $216,234 on the transactions.

On October 8, 2015, the Company issued 6,000,000 shares of common stock for services rendered with a value of $27,000, which was recorded to professional fees expense.

During the year ended December 31, 2015, the Company issued 20,000,000 shares of common stock towards an investment receivable pursuant to a Regulation S Stock Purchase Agreement. Due to non-performance of the Agreement, the Company has cancelled the shares.

NOTE 11 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative net operating losses of $1,744,028. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2015 and 2014 were as follows:

	2015	2014
Cumulative net operating losses	$1,744,028	$942,225
Deferred tax assets: (34% Federal, 0% Nevada)
Net operating loss carry forwards	592,969	320,357
Valuation allowance	(592,969)	(320,357)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Tax benefit at statutory rate	$(4,164)	$(248,738)
Common stock for services	27,000	221,250
(Gain) loss on derivative liability	(5,552)	(331,564)
Debt discount	-	-
Change in valuation allowance	(17,284)	359,052
Actual tax expense	$-	$-

The Company’s net operating loss carry forwards of approximately $1,744,028 expire in various years through 2034. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the fiscal year ended December 31, 2015 in the amount of $242,283. The contingent liability includes $167,283 for settlement of an arbitration dispute plus accrued interest and fees, and a $75,000 note payable, as further defined below, and two additional prior notes payable in the amount $10,000 and $140,200.

The Company recorded contingent liabilities for the fiscal year ended December 31, 2014 in the amount of $275,200. The contingent liability includes $125,000 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees of 42,283, to account for a total liability of $167,283, they will likely incur.

Former CEO Fraud / Maleficence

In October 2015, the Company entered into an agreement with Iconic Holdings (“Iconic”) with our then current CEO, Richard Johnson (“Johnson”).  The note on the books for $30,000 was intended to go to a law firm for preparing an S-1 in the amount of $5,000,000, according to the executed term sheet.  It is known that based on the financial status of Valley High Mining at the time, there was no way a $5,000,000 S-1 was going to get approved.  Two thing happened during that transaction, 1) Iconic did not send the funds to the law firm as was stated in the Term Sheet, it was sent to the Company whereby Johnson paid some of the funds to himself; and 2) Iconic executed a "2nd Note" of $75,000 as consideration for the S-1, but no real consideration was given, except to say that Iconic would provide the S-1 funding, which was not possible. The events were all presented to Iconic, including the fact that Johnson signed it as sole director and never had Board consent (from Peter Bianchi, the second director at the time).  Iconic agreed that it did not add up. The Company stated that Iconic should not be held accountable for Johnson's potential fraudulent act and that the Company would honor the $30,000 ($25,000 net amount) that Iconic wired to the Company. However, assuming that Iconic is familiar with S-1 filings and the funding in the amount of $5,000,000, they should know that the deal structure was not plausible, and therefore no consideration was being given for the $75,000 second note. Therefore, Iconic should have no claim to the second note and the Company will take legal action to defend (including both notes for fraud if needed). However, an additional second contingency for the face value of the $75,000 note is being added as a legal contingency until the matter is resolved.

During the fiscal year ended December 31, 2015, the then current CEO, Richard Johnson, executed what current management has determined to be Management Fraud and an Illegal Act under SOX 404. During the fiscal year, Johnson issued to himself a Loan and withdrawals netting to $14,131 during the 4th quarter to RJM Consulting, a company owned by Johnson. In rebuilding the accounting, management has attributed a net amount of $14,131 taken as a loan and subsequently has written that off as uncollectable. The Company reserves the right to pursue Johnson at a later date.

Legal proceedings

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative liability.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in these financial statements, except as follows.

Effective January 13, 2016, Clifford Pope was appointed the Company’s Chief Executive Officer, Chief Financial Officer, and sole director as filed in our Form 8-K on January 14, 2016. In conjunction with Mr. Pope’s appointment, our other two officers and directors, Johnson and Bianchi, either resigned or where relieved of their duties with the Company.

Effective February 3, 2016, the Company changed its domicile from the state of Nevada to the State of Wyoming as filed in our Form 8-K on March 1, 2016.

On February 24, 2016, the Company enter into a non-binding Letter of Intent to acquire all of the shares of GEAR Sports Nutrition Inc. (GEAR) and substantially all of the assets and certain liabilities of GEAR, which was subject to certain conditions. Subject to the Definitive Agreement and in connection with the Acquisition, the Company will acquire all of the outstanding capital stock of GEAR in exchange for shares of the Company’s common stock (Common Stock). Upon the closing, the Company will own 100% of GEAR common stock issued and outstanding along with all assets and liabilities of GEAR. GEAR will become a 100% owned subsidiary of the Company. In consideration of the Acquisition, the shareholders of GEAR shall exchange their shares for shares of the Company. In consideration of the execution of the Letter of Intent, the Company has caused to be issued Two Hundred Twenty-Five Million Restricted Shares (225,000,000) of the Company’s common stock on March 8, 2016, which marked the final conditional fulfillment of the Letter of Intent. The final number of shares to be issued is yet to be determined in the Definitive Agreement. The anticipated closing date for the Transactions shall be upon completion of GEAR audited Financial Statements and the filing of an Amended 8-K estimated to be complete within 72 days of the execution of this Letter of Intent or sooner (the Closing Date). Following the Closing Date, the Company will change its name to a mutually agreeable name, or such other name as shall be determined by the Company. In addition, the Company shall take any necessary action to amend and restate its organizational documents and bylaws prior to the Closing as may be required to complete the GEAR acquisition.

In January 2016, the Company’s former CEO, Richard Johnson, converted his accrued payables into a note payable and subsequently sold the note to a third party. In February 2016, the Company entered into Novation Agreement with the third party which returned the note payable to the Company and the Company concurrently extinguished the note. The face value of the note was for $300,000 and the discharge of it will be reflected in our 1st quarter 2016 filing.

