Form 10-Q
period 2016-03-31
Valley High Mining CO
filed 2016-05-27
CIK 1301838

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2016

Commission File Number 000-51232

VALLEY HIGH MINING COMPANY

(Exact name of registrant as specified in its charter)

Wyoming	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1325 Cavendish Drive
Suite 201
 Silver Spring, MD 20905

(Address of principal executive offices) (Zip Code)

(301) 202-7762

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 23, 2016, was 373,542,046 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Valley High Mining Company

March 31, 2016 and 2015

3

VALLEY HIGH MINING COMPANY

Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash	$84	$119
Other current assets
Total Current Assets	84	119
FIXED ASSETS, net	-	-

TOTAL ASSETS	$84	$119

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$191,885	$383,963
Accounts payable and accrued expenses - related parties	144,000	384,060
Contingent liability - legal	167,283	167,283
Contingent liability - notes	225,200	225,200
Derivative liability - warrants	4,669	681
Notes payable	318,910	140,964
Notes payable - related parties	-	-
Total Current Liabilities	1,051,947	1,302,151
Long-Term Liabilities	-	-
Total Liabilities	1,051,947	1,302,151

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 500,000,000 shares authorized, 373,542,046 and 102,210,918 shares issued and outstanding, respectively**	3,735	1,022
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	-	-
Additional paid-in capital	4,787,127	4,652,277
Accumulated deficit	(5,955,330)	(4,937,294)
Net loss	112,605	(1,018,036)
Total Stockholders' Deficit	(1,051,863)	(1,302,031)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84	$119

** Common stock par changed from 0.001 to 0.00001 on 02/15/2016 in conjunction with domicile change to Wyoming

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Statements of Operations

(unaudited)

	For the Three Months
	Ended March 31
	2016	2015
REVENUE	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Depreciation expense	-	750
Management expense	25,500	150,000
Professional fees	14,647	27,621
Travel, meals, and entertainment	-	730
General and administrative expenses	2,855	9,792

Total Operating Expenses	43,002	188,893

LOSS FROM OPERATIONS	(43,002)	(188,893)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	(3,988)	1,184
Interest expense	(4,241)	(2,131)
Gain on discharge of debt	273,774	-
Loss on issuance of shares for debt	(109,938)	-
Other income (expense)	-	-

Total Other Income (Expenses)	155,607	(947)

LOSS BEFORE INCOME TAXES	112,605	(189,840)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$112,605	$(189,840)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	373,542,046	88,245,691

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$112,605	$(189,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	-	750
Loss (gain) on derivative liability	3,988	(1,184)
Loss on issuance of shares for debt	109,938	-
Changes in operating assets and liabilities:
Accounts payable exchanged to notes payable	465,774	-
Loss (gain) on discharge of debt	(273,774)	-
Accounts payable and accrued expenses	(432,137)	148,030
Net Cash Used in Operating Activities	(13,607)	(42,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	-	1,000
Net Cash Provided by (Used in) Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	-	-
Proceeds from notes payable	13,572	40,831
Proceeds from related party advances and notes	-	984
Repayment of related party advances and notes	-	-
Net Cash Provided by Financing Activities	13,572	41,815

NET INCREASE (DECREASE) IN CASH	(35)	571
CASH AT BEGINNING OF PERIOD	119	63
CASH AT END OF PERIOD	$84	$634
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-
Beneficial conversion feature	$-	$-
Common stock issued to retire debt and accrued interest	$-	$-
Common stock issued for assets	$-	$-

The accompanying notes are an integral part of these financial statements.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 18, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Interest Accruals

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized interest accruals of $10,186 and $4,868, respectively.

Loss Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “ Earnings Per Share.”

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2016

(Unaudited)

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2014. Early adoption is permitted. The Company has adopted the amendment as of fiscal year ended December 31, 2014.

There are several new accounting pronouncements issued by the FASB, which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Impact of New Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements. During this review, the Company decided to early adopt ASU 2014-10, which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810.

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

Notes to the Financial Statements

March 31, 2016

(Unaudited)

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

Balance
Balance forward, January 1, 2015	$(6,233)
Total gains (losses) included in earnings, FY 2015	5,552

Balance, December 31, 2015	$(681)
Total gains (losses) included in earnings, three months ended March, 31, 2016	(3,988)

Ending balance, March 31, 2016	$(4,669)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the period ended March 31, 2016, the Company paid its CEO, President, and CFO an aggregate of $10,500 as compensation of which $7,000 remained unpaid at March 31, 2016...

For the period ended March 31, 2015, the Company paid its CEO/President/CFO an aggregate of $150,000 as compensation of which $60,000 remained unpaid at March 31, 2016.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis.

Effective December 1, 2014, the Company subleased, from a company under the control of our then current CFO, approximately 1,000 square feet of executive office space in Silverdale, WA at a rate of $500 per month on a month-to-month basis. The lease terminated on June 30, 2015.

Effective December 1, 2014, the Company relocated its headquarters to 10777 Westheimer Road, Suite 1100, Houston, TX 77042, where we rented executive suites on a monthly basis at $1,600 per month. Effective December 31, 2015, the tenancy was terminated.

Effective December 1, 2014, the Company rents yard space in Houston, Texas for it is grow pods from an individual on a month to month basis at a rate of $450 per month. Effective December 31, 2015, the tenancy was terminated.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2016 and 2015 had an outstanding balance of $0 and $16,819, respectively. The notes bear interest of 6%, and were due on demand.

During the quarter ended March 31, 2016, the prior CEO, Richard Johnson, converted $273,774 in Accounts Payable to himself, and other payables he was responsible for, into a note payable. Following this event and Mr. Johnson’s departure, the Company took over control of the note and subsequently retired the debt in the amount of $273,774, resulting in a gain on discharge of debt on the Statement of Operations.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2016

(Unaudited)

NOTE 6 – FIX ASSETS AND IMPAIRMENTS

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

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Add: Improvements	1,000
Less: Depreciation	(3,000)
Less: Impairment	(48,000)
Value of asset as of 12/31/2015	$-
Value of asset as of 03/31/2016	$-

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the three months ended March 31, 2016, the Company had third party notes payable and accrued interest in the amount of $318,910 compared to $140,964 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 and 2016 fiscal year and are not secured by collateral of the Company. Several of these note are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

Derivative Liability

The Company entered into an agreement, which has been accounted for as a derivative. The Company has recorded a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated. The main factors that will affect the fair value of the derivative are the number of the Company’s shares outstanding post acquisition or post offering and the resulting market capitalization.

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

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2016

(Unaudited)

The Company issued warrants and has evaluated the terms and conditions of the conversion features contained in the warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the warrants was measured at the inception date of the warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income, or expense at each balance sheet date.

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at March 31, 2016 and December 31, 2015, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0013 to $0.0290, and the computed measure of the Company’s stock volatility, ranging from 220% to 457%.

Included in the March 31, 2016 and December 31, 2015 financial statements is a derivative liability in the amount of $4,669 and $681, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended March 31, 2016 and year end December 31, 2015 are $(3,988) and $1,118 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2016, the Company recorded accounts payable and accrued expenses in the amount of $335,885, compared to the year ended December 31, 2015 of $768,022. The accounts payable and accrued expenses include $191,885 in legal and professional fees and $144,000 to related parties for work performance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ending March 31, 2016 for $242,283. The contingent liability includes $167,283 for settlement of an arbitration dispute plus accrued interest and fees, and a $75,000 note payable, as further defined below, and two additional prior notes payable in the amount $10,000 and $140,200.

The Company recorded contingent liabilities for the three months ended March 31, 2016 in the amount of $392,483. The contingent liability includes $167,283 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter is still open, however, a preliminary agreement was reached in April 2015 during arbitration, pending final documentation. The Company has recorded a contingent liability in the amount of $125,000, plus $42,283 in accrued penalties and fees, to account for liability they will likely incur.

VALLEY HIGH MINING COMPANY

Notes to the Financial Statements

March 31, 2016

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter is still, however, a preliminary agreement was reached in April 2015 during arbitration, pending final documentation. The Company has recorded a contingent liability in the amount of $125,000, plus $42,283 in accrued penalties and fees, to account for liability they will likely incur.

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

NOTE 10 – CAPITAL STOCK

The Company has authorized unlimited number of shares of common stock with a par value of $0.00001. At March 31, 2016, the Company had 373,542,000 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At March 31, 2016, the Company had 51 shares issued and outstanding.

During the three months ended March 31, 2016, the Company issued a total of 46,331,130 shares of common stock for the retirement of $27,625 in debt and accrued interest. The Company recognized a combined loss of $109,938 on the conversions.

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

NOTE 11 - SUBSEQUENT EVENTS

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

Plan of Operation

As of the date of this Report, we are a mining company that is currently seeking a viable prospect to develop. We are not limiting our search to any specific geographic region. Our plan of operation for the twelve months following the date of this Report is to continue to review potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of various opportunities in the base metal and mineral sector. We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition, and development of a mining property once the same is identified. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 31, 2016 were $43,002 compared to $$188,894 during the similar period in 2015, a decrease of $145,892. This decrease was as a result of decrease in depreciation expense of $750, management expense of $124,500, professional fees of $12,974, travel, meals, and entertainment of $730, and a decrease in general and administrative expense of $6,937. Additionally, we recorded $273,774 for the three months ended March 31, 2016 in non-cash gains arising from a gain on discharge of debt, compared to $0 for the three months ended March 31, 2015. Additionally, we recorded other expenses of $118,167 for the three months ended March 31, 2016, which included $3,988 loss on derivative liability, $4,241 in interest expense, and $109,938 loss on issuance of share for debt, compared to the three months ended March 31, 2015, where we recorded a gain on derivative liability of $1,184 and interest expense of $2,131. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net gain of $112,605, approximately $0.00 per share, during our three-month period ended March 31, 2016, compared to a net loss of $189,840, approximately ($0.00) per share, during the three-month period ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash or cash equivalents of $84.

Net cash used in operating activities was $13,607 during the three month period ended March 31, 2016, compared to $42,244 for the three month period ended March 31, 2015. The decrease is due to the change in business operations during the three months ended March 31, 2016, specifically decreases in management and professional fees. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $13,572 for the three-month period ended March 31, 2016, compared to $41,815 during the three months ended March 31, 2015 as a result of our issuance of debt instruments. Cash flows provided by investing activities were ($ 0) for the three months ended March 31, 2016, compared to $1000 for the three month period ended March 31, 2015.

Certain of our shareholders have provided us with loans and contributions aggregating $318,910 as of March 31, 2016. These loans bare interest of 6 % to 8 % and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2016.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk...

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

Based on management’s assessment, management believes that, as of March 31, 2016, our internal control over financial reporting presented a material weakness. The assessment is based on the nature of the acts taken by the prior CEO, Mr. Johnson, leading up to his quick departure. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As such, there remains a material weakness in our internal control over financial reporting.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 18, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

VALLEY HIGH MINING COMPANY

Dated: May 25, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Executive Officer (Principal Executive Officer)

Dated: May 25, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Financial Officer (Principal Financial Officer)

