Form 10-Q
period 2016-06-30
Premier Product Group, Inc.
filed 2016-11-01
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2016

Commission File Number 000-51232

PREMIER PRODUCTS GROUP, INC.

(Exact name of registrant as specified in its charter)

(F/K/A Valley High Mining Company)

Wyoming	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1180 Lincoln Ave Unit #3
Holbrook, NY 11741

(Address of principal executive offices) (Zip Code)

(301) 202-7762

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 27, 2016, was 393,122,046 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER PRODUCTS GROUP, INC.

June 30, 2016 and 2015

3

PREMIER PRODUCTS GROUP, INC.

Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash	$84	$119
Other current assets
Total Current Assets	84	119
FIXED ASSETS, net	-	-

TOTAL ASSETS	$84	$119

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$330,865	$383,963
Accounts payable and accrued expenses - related parties	17,500	384,060
Incurred liability - legal	167,283	167,283
Contingent liability - notes	225,200	225,200
Derivative liability - warrants	9,594	681
Notes payable	337,109	140,964
Notes payable - related parties	-	-
Total Current Liabilities	1,087,551	1,302,151
Long-Term Liabilities	-	-
Total Liabilities	1,087,551	1,302,151

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 500,000,000 shares authorized, 393,122,046 and 102,210,918 shares issued and outstanding, respectively**	3,931	1,022
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	-	-
Additional paid-in capital	4,796,721	4,652,277
Accumulated deficit	(5,960,225)	(4,937,294)
Net loss	72,136	(1,018,036)
Total Stockholders’ Deficit	(1,087,466)	(1,302,031)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84	$119

** Common stock par changed from 0.001 to 0.00001 on 02/15/2016 in conjunction with domicile change to Wyoming

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUE	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

Depreciation expense	-	750	-	1,500
Management expense	10,500	150,000	36,000	270,000
Payroll expense	-	-	-	-
Professional fees	23,691	27,621	38,338	61,715
Travel, meals, and entertainment	-	730	-	730
General and administrative expenses	784	9,792	3,639	17,992

Total Operating Expenses	34,975	188,893	77,977	351,937

LOSS FROM OPERATIONS	(34,975)	(188,893)	(77,977)	(351,937)

OTHER INCOME (EXPENSES)

Gain (loss) on derivative liability	(4,924)	1,184	(8,912)	1,404
Gain on discharge of debt	-	-	273,774	-
Loss on issuance of shares for debt	-	-	(109,938)	-
Interest expense	(5,495)	(2,131)	(9,735)	(4,622)
Other income (expense)	-	-	-	-

Total Other Income (Expenses)	(10,419)	(947)	145,189	(3,218)

LOSS BEFORE INCOME TAXES	(45,394)	(189,840)	67,212	(355,155)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(45,394)	$(189,840)	$67,212	$(355,155)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	376,805,379	88,245,691	374,474,427	88,949,457

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$67,212	$(355,155)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	-	1,500
Loss (gain) on derivative liability	8,912	(1,404)
Loss on issuance of shares for debt	109,938	-
Changes in operating assets and liabilities:
Accounts payable exchanged to notes payable	465,774	-
Loss (gain) on discharge of debt	(273,774)	-
Accounts payable and accrued expenses	(419,657)	290,538
Net Cash Used in Operating Activities	(41,607)	(64,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	-	1,000
Net Cash Provided by (Used in) Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	-	-
Proceeds from notes payable	41,560	62,322
Proceeds from related party advances and notes	-	1,146
Repayment of related party advances and notes	-	-
Net Cash Provided by Financing Activities	41,560	63,468

NET INCREASE (DECREASE) IN CASH	(35)	(53)
CASH AT BEGINNING OF PERIOD	119	63
CASH AT END OF PERIOD	$84	$10

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Contributed capital - forgiveness of debt payable to related party	$-	$-
Beneficial conversion feature	$-	$-
Common stock issued to retire debt and accrued interest	$9,790	$23,237
Common stock issued for assets	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

PREMIER PRODUCTS GROUP, INC. (the Company”) has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 18, 2016. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it consummates a business combination. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Interest Accruals

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2015 and 2014, the Company recognized interest accruals of $10,186 and $4,868, respectively.

Loss Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, ” Earnings Per Share.”

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

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

There are several new accounting pronouncements issued by the FASB, which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

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

Balance
Balance forward, January 1, 2015	$(6,233)
Total gains (losses) included in earnings, FY 2015	5,552

Balance, December 31, 2015	$(681)
Total gains (losses) included in earnings, three months ended March, 31, 2016	(8,913)

Ending balance, June 30, 2016	$(9,594)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended June 30, 2016, the Company paid its CEO, President, and CFO an aggregate of $10,500 as compensation of which $21,000 remained unpaid at June 30, 2016.

For the three months ended June 30, 2015, the Company paid its CEO/President/CFO an aggregate of $210,000 as compensation of which $90,000 remained unpaid at June 30, 2016.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at June 30, 2016 and 2015 had an outstanding balance of $0 and $16,819, respectively. The notes bear interest of 6%, and were due on demand.

During the quarter ended June 30, 2016, the prior CEO, Richard Johnson, converted $273,774 in Accounts Payable to himself, and other payables he was responsible for, into a note payable. Following this event and Mr. Johnson’s departure, the Company took over control of the note and subsequently retired the debt in the amount of $273,774, resulting in a gain on discharge of debt on the Statement of Operations.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 – FIX ASSETS AND IMPAIRMENTS

In December 2014, the Company acquired a Grow Pod in exchange for 16,125,000 shares of common stock. At the time of the transaction, the common stock of the Company was valued at $0.008 per share for a total booked asset of $129,000. Subsequently, the Company impaired the asset to its current replacement cost valued at $50,000 based on estimates from contractors. The difference between the purchase price and the replacement cost is attributed to the intellectual property applied to the configuration of the asset. During the fiscal year ended December 31, 2015, the Company added electrical improvements to the Pod in the amount of $1,000. As of the filing, and in conjunction with the departure of our prior CEO, the Company is not aware of the current location of the Pod. Therefore, while the Company maintains legal ownership of the Pod, the Company has chosen to fully impair the Pod due to the unknown whereabouts. The transaction has been accounted for as follows:

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Add: Improvements	1,000
Less: Depreciation	(3,000)
Less: Impairment	(48,000)
Value of asset as of 12/31/2015	$-
Value of asset as of 06/30/2016	$-

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended June 30, 2016, the Company had third party notes payable and accrued interest in the amount of $337,109 compared to $140,964 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 and 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at June 30, 2016 and December 31, 2015, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0013 to $0.0290, and the computed measure of the Company’s stock volatility, ranging from 220% to 380%.

Included in the June 30, 2016 and December 31, 2015 financial statements is a derivative liability in the amount of $9,594 and $681, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the six months ended June 30, 2016 and year-end December 31, 2015 are $(8,912) and $1,118 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the six months ended June 30, 2016, the Company recorded accounts payable and accrued expenses in the amount of $348,365, compared to the year ended December 31, 2015 of $768,022. The accounts payable and accrued expenses include $191,885 in legal and professional fees and $144,000 to related parties for work performance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent and legal liabilities for the period ending June 30, 2016 for $242,283. The legal liability includes $167,283 for settlement of an arbitration dispute plus accrued interest and fees, and contingent liability of a $75,000 note payable, as further defined below. Also included in contingent liability are two additional prior notes payable in the amount $10,000 and $140,200.

The Company recorded contingent and legal liabilities for the period ended June 30, 2016 for $392,483. The legal liability includes $167,283 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities have been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $42,283 in accrued penalties and fees, to account for liability they have incurred.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $42,283 in accrued penalties and fees, to account for liability they have incurred.

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

NOTE 10 – CAPITAL STOCK

The Company has authorized unlimited number of shares of common stock with a par value of $0.00001. At June 30, 2016, the Company had 393,122,046 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At June 30, 2016, the Company had 51 shares issued and outstanding.

During the six months ended June 30, 2016, the Company issued a total of 65,911,130 shares of common stock for the retirement of $37,415 in debt and accrued interest. The Company recognized a combined loss of $109,938 on the conversions.

Effective February 3, 2016, the Company changed its domicile from the state of Nevada to the State of Wyoming as filed in our Form 8-K on March 1, 2016.

On February 24, 2016, the Company entered into a non-binding Letter of Intent to acquire all of the shares of GEAR Sports Nutrition Inc. (GEAR) and substantially all of the assets and certain liabilities of GEAR, which was subject to certain conditions. Subject to the Definitive Agreement and in connection with the Acquisition, the Company will acquire all of the outstanding capital stock of GEAR in exchange for shares of the Company’s common stock (Common Stock). Upon the closing, the Company will own 100% of GEAR common stock issued and outstanding along with all assets and liabilities of GEAR. GEAR will become a 100% owned subsidiary of the Company. In consideration of the Acquisition, the shareholders of GEAR shall exchange their shares for shares of the Company. In consideration of the execution of the Letter of Intent, the Company has caused to be issued Two Hundred Twenty-Five Million Restricted Shares (225,000,000) of the Company’s common stock on March 8, 2016, which marked the final conditional fulfillment of the Letter of Intent. The final number of shares to be issued is yet to be determined in the Definitive Agreement. The anticipated closing date for the Transactions shall be upon completion of GEAR audited Financial Statements and the filing of an Amended 8-K estimated to be complete within 72 days of the execution of this Letter of Intent or sooner (the Closing Date). Following the Closing Date, the Company will change its name to a mutually agreeable name, or such other name as shall be determined by the Company. In addition, the Company shall take any necessary action to amend and restate its organizational documents and bylaws prior to the Closing as may be required to complete the GEAR acquisition.

NOTE 11 – SUBSEQUENT EVENTS

On October 18, 2016, the Company entered into a definitive letter of intent to acquire Satic, Inc. (“Satic USA”) www.saticusa.com, an American manufacturer of a proprietary line of trademarked clean power solar products and other patented energy saving products and lighting. Terms of the letter of intent have not been finalized pending due diligence. The previously announced acquisition of GEAR Sports Nutrition has been terminated. After final due diligence, a closer look revealed GEAR’s primary business relationships not up to standard and therefore not in the shareholders’ best interest. From the outcome of those findings, we terminated the acquisition and management sought to explore other opportunities prior to the resolving the closing, which lead to the discovery of the exciting and revenue producing Satic USA. Concurrent with the termination of the GEAR transaction, 225 million shares of the Company’s common stock will be returned to treasury, reducing the outstanding shares by over 50%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by PREMIER PRODUCTS GROUP, INC. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

Results Of Operations

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended June 30, 2016 were $34,975 compared to $$188,894 during the similar period in 2015, a decrease of $153,919. This decrease was as a result of decrease in depreciation expense of $0, management expense of $10,500, professional fees of $23,691, travel, meals, and entertainment of $784, and a decrease in general and administrative expense of $2,071. Additionally, we recorded $0 for the three months ended June 30, 2016 in non-cash gains arising from a gain on discharge of debt, compared to $0 for the three months ended June 30, 2015. Additionally, we recorded other expenses of $10,419 for the three months ended June 30, 2016, which included $4,924 loss on derivative liability, $5,495 in interest expense, compared to the three months ended June 30, 2015, where we recorded a gain on derivative liability of $1,184 and interest expense of $2,131. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net loss of $45,394, approximately $0.00 per share, during our three-month period ended June 30, 2016, compared to a net loss of $189,840, approximately ($0.00) per share, during the three-month period ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash or cash equivalents of $84.

Net cash used in operating activities was $41,607 during the three month period ended June 30, 2016, compared to $64,522 for the three month period ended June 30, 2015. The decrease is due to the change in business operations during the three months ended June 30, 2016, specifically decreases in management and professional fees. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $41,560 for the three-month period ended June 30, 2016, compared to $63,468 during the three months ended June 30, 2015 as a result of our issuance of debt instruments. Cash flows provided by investing activities were ($ 0) for the three months ended June 30, 2016, compared to $1000 for the three month period ended June 30, 2015.

Certain of our shareholders have provided us with loans and contributions aggregating $337,109 as of June 30, 2016. These loans bare interest of 6 % to 8 % and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 ” Accounting for Leases ,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recently Adopted Accounting Standards – As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit’s fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements. As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires that new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. There were various other accounting standards and interpretations issued during 2010 and 2011, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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

Based on management’s assessment, management believes that, as of June 30, 2016, our internal control over financial reporting presented a material weakness. The assessment is based on the nature of the acts taken by the prior CEO, Mr. Johnson, leading up to his quick departure. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees of 42,283, to account for a total liability of $167,283, which was recorded as a judgment amount in September 2016.

Other than described above and as previously disclosed; we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 18, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC.

Dated: October 31, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Financial Officer (Principal Financial Officer)

