Form 10-Q
period 2016-09-30
Premier Product Group, Inc.
filed 2016-12-28
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2016

Commission File Number 000-51232

PREMIER PRODUCTS GROUP, INC.

(Exact name of registrant as specified in its charter)

(F/K/A Valley High Mining Company)

Wyoming	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1180 Unit #3 Lincoln Ave
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of December 6, 2016, was 188,122,046 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER PRODUCTS GROUP, INC.

September 30, 2016 and 2015

3

PREMIER PRODUCTS GROUP, INC.

Balance Sheets

(unaudited)

As of September 30, 2016

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Total Cash on hand	$84	$119

Total Current Assets	84	119
Fixed Assets
TOTAL ASSETS	84	119

Liabilities And Stockholders’ Deficit
Liabilities
Current Liabilities	-	-
Accounts Payable
Accounts Payable	353,047	761,467
Total Accounts Payable	353,047	761,467

Other Current Liabilities
Accrued Interest	6,556	6,556
Accrued liabilities	167,283	167,283
Contingent liability - non-verified	225,200	225,200
Derivative Liability - Coombs	2,620	681
Total Notes payable	342,878	140,964
Total Other Current Liabilities	744,537	540,684
Total Current Liabilities	1,097,584	1,302,151
Total Long-Term Liabilities	-	-
Total Liabilities	1,097,584	1,302,151
Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 393,122,046 and 102,210,918 shares issued and outstanding, respectively**	3,931	1,022
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	-	-
Paid-in Capital	4,796,721	4,652,277
Retained Earnings	(5,955,330)	(4,937,294)
Net Income	57,178	(1,018,036)
Total Equity	(1,097,500)	(1,302,031)
TOTAL LIABILITIES AND EQUITY	$84	$119

** Common stock par changed from 0.001 to 0.00001 on 02/15/2016 in conjunction with domicile change to Wyoming

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Operations

(unaudited)

As of September 30, 2016

	For the Three Months Ended				For the Nine Months Ended
	September 30				September 30,
	2016		2015		2016		2015
REVENUES	$		$		$		$

COST OF GOOD		-		-		-		-

GROSS PROFIT		-		-		-		-

EXPENSES
Depreciation Expense		-		750		-		2,250
General & Administrative		-		6,196		3,639		24,188
Management expense		10,500		90,000		46,500		360,000
Professional Fees		1,224		24,854		39,193		86,569
TOTAL EXPENSES		11,724		121,800		89,332		473,737
Net Operating Income		(11,724)		(121,800)		(89,332)		(473,737)
OTHER INCOME (EXPENSES)
Gain (Loss) on Derivative Liability		6,974		912		(1,939)		2,316
Gain on discharge of debt		-		-		273,774		-
Total Other Income		6,974		912		271,835		2,316
OTHER EXPENSES
Interest Expense		5,652		2,511		15,388		7,133
Loss on issuance of shares for debt		-		-		109,938		-
Total Other Expenses		5,652		2,511		125,325		7,133
Net Other Income		1,321		(1,599)		146,510		(4,817)
Net Income		(10,403)		(123,399)		57,178		(478,554)
Basic And Diluted Income (Loss) Per Common Share		$(0.00)		$(0.00)		$0.00		$(0.00

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted		376,805,379		88,245,691		374,474,427		88,949,457

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Cash Flows

(Unaudited)

As of September 30, 2016

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$57,178	(355,155)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-
Depreciation	-	1,500
Loss (gain) on derivative liability	1,939	(1,404)
Loss on issuance of shares for debt	109,938	-
Changes in operating assets and liabilities:
Accounts payable exchanged to notes payable	465,774	-
Loss (gain) on discharge of debt	(273,774)	-
Accounts payable and accrued expenses	(408,050)	290,538
Net Cash Used in Operating Activities	(46,995)	(64,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	-	1,000
Net Cash Provided by (Used in) Investing Activities	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	-	-
Proceeds from notes payable	46,961	62,322
Proceeds from related party advances and notes	-	1,146
Repayment of related party advances and notes	-	-
Net Cash Provided by Financing Activities	46,961	63,468

NET INCREASE (DECREASE) IN CASH	(35)	(53)
CASH AT BEGINNING OF PERIOD	119	63
CASH AT END OF PERIOD	$84	$10

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

PREMIER PRODUCTS GROUP, INC. (the Company”) has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 18, 2016. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

September 30, 2016

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

There are several new accounting pronouncements issued by the FASB, which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

September 30, 2016

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

Balance
Balance forward, January 1, 2015	$(6,233)
Total gains (losses) included in earnings, FY 2015	5,552

Balance, December 31, 2015	$(681)
Total gains (losses) included in earnings, three months ended March, 31, 2016	(8,913)

Ending balance, September 30, 2016	$(9,510)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended September 30, 2016, the Company paid its CEO, President, and CFO an aggregate of $10,500 as compensation of which $31,500 remained unpaid at September 30, 2016.

For the three months ended June 30, 2015, the Company paid its CEO/President/CFO an aggregate of $210,000 as compensation of which $90,000 remained unpaid at September 30, 2016.

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

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at September 30, 2016 and 2015 had an outstanding balance of $0 and $16,819, respectively. The notes bear interest of 6%, and were due on demand.

During the quarter ended September 30, 2016, the prior CEO, Richard Johnson, converted $273,774 in Accounts Payable to himself, and other payables he was responsible for, into a note payable. Following this event and Mr. Johnson’s departure, the Company took over control of the note and subsequently retired the debt in the amount of $273,774, resulting in a gain on discharge of debt on the Statement of Operations.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

September 30, 2016

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

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Add: Improvements	1,000
Less: Depreciation	(3,000)
Less: Impairment	(48,000)
Value of asset as of 12/31/2015	$-
Value of asset as of 09/30/2016	$-

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended September 30, 2016, the Company had third party notes payable and accrued interest in the amount of $342,878 compared to $337,109 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2015 and 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. The two notes payable are contingent liability that are either in dispute or the Company is unable to substantiate.

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

September 30, 2016

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at September 30, 2016 and December 31, 2015, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0017 to $0.0980, and the computed measure of the Company’s stock volatility, ranging from 220% to 580%.

Included in the September 30, 2016 and December 31, 2015 financial statements is a derivative liability in the amount of $2,620 and $681, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the six months ended September 30, 2016 and year-end December 31, 2015 are $6,974 and $1,118 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the nine months ended September 30, 2016, the Company recorded accounts payable and accrued expenses in the amount of $348,365, compared to the year ended December 31, 2015 of $768,022. The accounts payable and accrued expenses include $191,885 in legal and professional fees and $144,000 to related parties for work performance.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent and legal liabilities for the period ending September 30, 2016 for $242,283. The legal liability includes $167,283 for settlement of an arbitration dispute plus accrued interest and fees, and contingent liability of a $75,000 note payable, as further defined below. Also included in contingent liability are two additional prior notes payable in the amount $10,000 and $140,200.

The Company recorded contingent and legal liabilities for the period ended September 30, 2016 for $392,483. The legal liability includes $167,283 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities have been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

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

September 30, 2016

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

NOTE 10 – CAPITAL STOCK

The Company has authorized unlimited number of shares of common stock with a par value of $0.00001. At September 30, 2016, the Company had 393,122,046 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At September 30, 2016, the Company had 51 shares issued and outstanding.

During the nine months ended September 30, 2016, a total of 65,911,130 shares of common stock for issued the retirement of $37,415 in debt and accrued interest. The Company recognized a combined loss of $109,938 on the conversions.

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

NOTE 11 – SUBSEQUENT EVENTS

On September 18, 2016, the Company entered into a definitive letter of intent to acquire Satic, Inc. (“Satic USA”) www.saticusa.com, an American manufacturer of a proprietary line of trademarked clean power solar products and other patented energy saving products and lighting. Terms of the letter of intent have not been finalized pending due diligence. The previously announced acquisition of GEAR Sports Nutrition has been terminated. After final due diligence, a closer look revealed GEAR’s primary business relationships not up to standard and therefore not in the shareholders’ best interest. From the outcome of those findings, we terminated the acquisition and management sought to explore other opportunities prior to the resolving the closing, which lead to the discovery of the exciting and revenue producing Satic USA. Concurrent with the termination of the GEAR transaction, 225 million shares of the Company’s common stock will be returned to treasury, reducing the outstanding shares by over 50%; effective October 2016.

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

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2016 and 2015

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended September 30, 2016 were $5,652 compared to $34,975 during the similar period in 2015, a decrease of $153,919. This decrease was as a result of decrease in depreciation expense of $0, management expense of $10,500, professional fees of $1,224, travel, meals, and entertainment of $-0-, and a decrease in general and administrative expense of $2,071. Additionally, we recorded $0 for the three months ended September 30, 2016 in non-cash gains arising from a gain on discharge of debt, compared to $0 for the three months ended June 30, 2015. Additionally, we recorded other expenses of $5,652 for the three months ended September 30, 2016, which included $6,974 loss on derivative liability, $5,652 in interest expense, compared to the three months ended June 30, 2015, where we recorded a gain on derivative liability of $1,184 and interest expense of $2,131. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses and expanding our current organic grow pods.

As a result, we incurred a net loss of $57,178, approximately $0.00 per share, during our three-month period ended September 30, 2016, compared to a net loss of $ (123,399), approximately ($0.00) per share, during the three-month period ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash or cash equivalents of $84.

Net cash used in operating activities was $(46,995) during the three month period ended September 30, 2016, compared to $41,607 for the three month period ended June 30, 2015. The decrease is due to the change in business operations during the three months ended September 30, 2016, specifically decreases in management and professional fees. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $(46,961) for the three-month period ended September 30, 2016, compared to $62,322 during the three months ended June 30, 2015 as a result of our issuance of debt instruments. Cash flows provided by investing activities were ($ 0) for the three months ended September 30, 2016, compared to ($.0) for the three month period ended June 30, 2015.

Certain of our shareholders have provided us with loans and contributions aggregating $342,878 as of September 30, 2016. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2016.

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

Based on management’s assessment, management believes that, as of September 30, 2016, our internal control over financial reporting presented a material weakness. The assessment is based on the nature of the acts taken by the prior CEO, Mr. Johnson, leading up to his quick departure. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC.

Dated: December 28, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Executive Officer (Principal Executive Officer)

Dated: December 28, 2016	By:	/s/ Clifford Pope
Clifford Pope
Chief Financial Officer (Principal Financial Officer)

