Form 10-K
period 2016-12-31
Premier Product Group, Inc.
filed 2018-10-29
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PREMIER PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Wyoming	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1325 Cavendish Drive, Suite 201 Silver Spring, MD 20905
(Address of principal executive offices, including zip code)

301-202-7762
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] Emerging growth company [X]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2016, based on a closing price of $0.0094 was approximately $1,950,529.10. As of December 31, 2016, the registrant had 193,503,096 shares of its common stock, par value $0.00001 per share, outstanding.

As of October 26, 2018, there were 299,555,605 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

PREMIER PRODUCTS GROUP. INC

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

PART I

 Item 1. Business.

Company History

Premier Products Group, Inc. formally known as Valley High Mining Company (“we,” “us,”, “our,” or the “Company”) was incorporated in the State of Utah on November 14, 1979, under the name Valley High Oil, Gas & Minerals, Inc. (“Valley High Oil”), for the purpose of engaging in the energy, mining and natural resources business. In order to raise the money necessary to acquire, explore and develop oil and gas properties and other natural resource-related ventures or projects, we undertook an offering of our common stock pursuant to the Regulation A exemption from registration afforded under the Securities Act of 1933, as amended, wherein we offered and sold a total of 25 million common shares at a price of two cents ($0.02) per share and received gross proceeds of $500,000 from over 1,000 subscribers. These funds were utilized in our attempt to acquire and explore for oil and gas, uranium, coal, geothermal, and other mineral (metallic and nonmetallic) properties.

During the Company’s history, we have engaged in various efforts to increase and maintain shareholder value. The company entered in various equity and debt financing to raise the money necessary to operate and partake in business development. These funds were utilized in our attempt to acquire, explore, and to support the company’s ability to make and execute appropriate corporation actions.

In February 2016, the Company changed its domicile from the state of Nevada to the State of Wyoming as filed in our Form 8-K on March 1, 2016.

On Apr 26, 2016, Valley High Mining Company submitted an amendment to its Articles of Incorporation changing the company name from Valley High Mining Company (VHMC) to Premier Product Group, Inc. (PMPG) to the State of Wyoming. The New Changes were approved, stamped and filed on June 1, 2016.

As of the date of this filing, the Company is under a Letter of Intent with Satic Incorporated (“SATIC”), with the intent of SATIC becoming a wholly owned subsidiary of Premier Products Group, Inc. Under the terms of the agreement, the Company agrees to issue to the SATIC shareholders, ratably apportioned based on their ownership in SATIC, Series S Preferred Stock of the Company, which shall be convertible into common shares of the Company so that the converted shares shall equal 65% of the Company’s issued and outstanding shares, calculated on a fully diluted basis. This transaction is still pending and subject to certain conditions and deliverables, which each party may or may not be able to meet at this time.

Prior to this transaction and during the fiscal year ended December 31, 2016, the company entered in a Letter of Intent (LOI) with conditions to merger with Gear Sports Nutrition, Inc. (“GEAR”) During the due diligence period, the Company changed its name to Premier Products Group, Inc. in anticipated closing of the merger. However, due to specific deliverables not achieved as outlined in the LOI by GEAR, the agreement was cancelled in August 2016

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves. From April 1989 through 2003, we were dormant, doing only those actions necessary to allow the Company to remain as an active entity. In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly owned Nevada subsidiary company under the name Valley High Mining Company (the “Merger”). Pursuant to the Merger, among other things, for every 35 shares of Valley High Oil, a shareholder was entitled to receive one (1) share of Valley High Mining Company a Nevada corporation, the surviving entity in the Merger.

On April 19, 2004, the day that the Merger was effective, we entered into a mining lease agreement with North Beck Joint Venture, LLC, a Utah limited liability company (” North Beck”), an entity owned and controlled by our then principal shareholder and officer/director. The terms of the lease consideration were based upon prior lease agreements that North Beck Joint Venture had entered into with other mining companies in the past. As a result, we acquired control of over 470 acres of patented precious metals mining claims located adjacent to, and just west of, the town of Eureka in Juab County, Utah, in the so-called “Tintic Mining District” (the “North Beck Claims”). The Tintic Mining District of Juab County, Utah, is located approximately 100 miles south of Salt Lake City. The North Beck Claims have an extensive history and contain several mines, mining shafts or "prospecting pits," two of which are over 1,000 feet deep. This project also proved to be unsuccessful. As a result, in February 2010, control of our Company changed again, with the business objective to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We disposed of the North Beck Claims in connection with the change in control.

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

During the year ended December 31, 2014, the Company began to identify new underserved and emerging industries to move into and discovered an increasing demand for fresher locally grown organic foods. The demand for organic food rose 11% between 2011 and 2012, reaching $28 billion and the market is now predicted to grow at a 14% annual rate for the next four years. As a result, the Company attempted to transition into the organic foods market and on December 4, 2014, the Company completed the purchase of a fully contained grow environment, or grow pod, pursuant to that certain Agreement and Bill of Sale. The grow pod was a template for many to be built and deployed into culture centers (between 20 and 40 pods). The grow pods were steel shipping containers converted to be self-contained, insulated, solarized, bug free, pesticide free, heated, cooled, LED lighted hydroponic growing facilities that can be managed from a computer or phone.. The Company has tried unsuccessfully throughout fiscal year ended December 31, 2015 to adequately capitalize its transition to the organic food market, and thus looked for new emerging markets.

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

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2016 and 2015, respectively.

Employees

As of December 31, 2016, we had one (1) part-time employees, who acted as our as interim Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

Competition

The company is currently in development stage, while marketing and pursuing a merger with a target to merge with company in marketspace the offers our shareholder the value that improves the Company’s ability to grow, expand, and maintain substance operating and Reporting requirements.

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

None.

Available information

Our website domain was acquired; premierproductsgroup.com. We elected to hold-off in the development of our website until we finalized the open LOI with Static USA as earlier report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $100,000 over the next 12 months to fund our anticipated capital requirements and obligations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes.  We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners.  However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our business initiatives.

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

JOINT VENTURES AND OTHER PARTNERSHIPS IN RELATION TO OUR PROPERTIES MAY EXPOSE US TO RISKS.

In the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which would lead to deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decision made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

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

As of the date of this filing, our executive officer and directors beneficially owns 51 shares of our Series B preferred stock Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock and Preferred Stock eligible to vote at the time of the respective vote (the "Numerator" ), divided by (y) 0.49, minus (z) the Numerator. For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series B Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) — (0.019607 x 5,000,000) = 102,036). This stockholder is able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

Risks Relating to the Industry

PLANNED EXPANSION AND LEASING OF EQUIPMENT OUT OF OUR CONTROL INVOLVE A HIGH DEGREE OF RISK.

Currently the business is engaged in LOI, with Satic USA and until the Stock Purchase and Sales Agreement is executed there is no Quantitative and Qualitative Disclosures about market and risk, while the responsibility still remains to maintain key operating requirements, which we are formulating and pursuing to acquire for best interest of Shareholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the fiscal year ended December 31, 2016, the Company only subleased office space under the control of our current interim Chief Executive Officer, approximately 400 square feet of executive office space located at 1325 Cavendish Drive, in Silver Spring, MD, without charge, on a month to month basis.

In December 1, 2014, the Company rented yard space in Houston, Texas for it is grow pods from an individual on a month to month basis at a rate of $450 per month. Effective December 31, 2015, the tenancy was terminated.

As of this filing, the Company has relocated its headquarters to 1325 Cavendish Drive, Suite 201, Silver Spring, MD 20905

Item 3. Legal Proceedings.

In March 2014, the Company entered into a settlement agreement with one of its former CEO, Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. As of September 2016, the Company has recorded a legal liability in the amount of $177,283, the awarded amount plus accrued interested to account for liability they have incurred.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative liability, which amounted to $681 at the fiscal year ended December 31, 2016.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTC Pink under the symbol “PMPG”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Year Ended	High	Low

March 31, 2015	$0.0181	$0.0080
June 30, 2015	$0.0290	$0.0080
September 30, 2015	$0.0120	$0.0045
December 31, 2015	$0.0050	$0.0013

March 31, 2016	$0.0059	$0.0013
June 30, 2016	$0.0070	$0.0024
September 30, 2016	$0.0090	$0.0013
December 31, 2016	$0.0135	$0.0011

(b) Holders

As of December 31, 2016, a total of 193,503,096 shares of the Company’s common stock are currently outstanding held by 1,202 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

The Company has instructed its transfer agent to place a stop transfer on certificates representing 20,000,000 shares of common stock pursuant to a failed Regulation S Stock Purchase Agreement as these shares were not paid for..

During the year ended December 31, 2016 a total of 85,292,178 shares of common stock were issued for the retirement of $49,292. The Company recognized a combined loss of $216,480 on the conversions

 Rule 10B-18 Transactions

During the years ended December 31, 2015 and 2016, there were no repurchases of the Company’s common stock by the Company

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2016 and 2015

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2016 were $147,201, compared to $617,755 during our fiscal year ended December 31, 2015, a decrease of $470,554. The decrease was attributable to decreases in depreciation expense of $3,000, management expense of $412,622, professional fees of $87,086, travel and entertainment of $843, and general and administrative expense of $22,204. This was offset by an increase in management stock compensation of $55,200.

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a gain on discharge of debt of $273,774, a loss on derivative liability of $11,810, interest expense of $35,081 (an increase of $24,895 over the prior fiscal year), legal expense of $1,750, and a loss on issuance of shares for debt of $216,480 (an increase of $246 over the prior fiscal year).

As a result, we incurred a net loss of $138,548 (approximately $0.00 per share) for the fiscal year ended December 31, 2016, compared to a net loss of $1,018,036 during our fiscal year ended December 31, 2015 (approximately $0.01 per share).

Liquidity and Capital Resources

As of December 31, 2016, we had cash or cash equivalents of $84.

Net cash used in operating activities was $33,727 during our fiscal year ended December 31, 2016, compared to $84,700 during our fiscal year ended December 31, 2015.

Cash flows provided or used in investing activities were $0.00 provided for the year ended December 31, 2016 and $1,000 used during our fiscal year ended December 31, 2015. Net cash flows provided by financing activities was $33,692 during our fiscal year ended December 31, 2016, compared to $83,756 during our fiscal year ended December 31, 2015.

During our fiscal year ended December 31, 2016, net borrowing from related parties totaled $0.00. During our fiscal year ended December 31, 2015 certain of our shareholders provided us with loans aggregating $15,504. These loans carry interest of between 6% and 8% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO to allow timely decisions regarding required disclosure.

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

Based on management’s assessment, management believes that, as of December 31, 2016, our internal control over financial reporting presented a material weakness. The assessment is based on the nature of the acts taken by the prior CEO, leading up to his quick departure in early 2016. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2016:

Name	Age	Position

Richard Johnson (1)	63	Former Chief Executive Officer and Former Chairman of the Board

Peter Bianchi (2)	47	Former President and Former Director

Clifford Pope (3)	65	Chief Executive Officer, Chief Financial Officer, Director

(1)	Mr. Johnson was appointed as the Company’s Chief Executive Officer and Chairman of the Board effective as of December 4, 2014. Mr. Johnson resigned and was relieved of his duties in January 2016.
(2)	On January 15, 2015, Mr. Bianchi was appointed as the Company’s President and a member of the Board. Mr. Bianchi was relieved of his duties in January 2016.
(3)	Mr. Pope was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 13, 2016.

Following is biographical information of our current management:

Clifford Pope , 65, has over 35 years of experience in Information Technologies (IT), business development and providing a variety of related services and products.  Over the past 25 years as a CEO/President, was the founder of five businesses providing technical support services and IT products to the USA military and federal government agencies. His background includes marketing research, developing business plans, creating and establishing business infrastructures, computer manufacturing, managing business development campaigns; implementing various IT operations from network Operating Centers, Voice over Internet Protocol services, Help Desk Operations, software development, medical diagnostic testing devices, and business process re-engineering. Mr. Pope has been the CEO/President of public a company since 2003, very knowledgeable of financial statements, producing disclosure and financial statements, cost accounting, federal government practices, protocols, and private industry practices.  Has a working experience in corporate mergers, stock exchanges, and the formation of public entities and very knowledgeable of the corporate governance requirements of the Sarbanes-Oxley Act.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Richard Johnson	2016	$0	$0	$10,000	$10,000
Former CEO (1)	2015	$0	$0	$240,000	$240,000

Peter Bianchi	2016	$0	$0	$5,000	$5,000
Former President (2)	2015	$0	$0	$150,000	$150,000

Clifford Pope	2016	$0	$55,200	$22,287	$77,487
CEO (3)	2015	$0	$0	$0	$0

(1)	Mr. Johnson was appointed the Company’s Chief Executive Officer on December 5, 2014. As of December 31, 2015, $240,000 of the compensation earned had been accrued.
(2)	Mr. Bianchi was appointed as the Company’s President on January 15, 2015. As of December 31, 2015, $150,000 of the compensation earned had been accrued.
(3)	Mr. Pope was appointed as the Company’s Chief Executive Officer and Chief Financial Officer on January 13, 2016. There were no accruals or payments for Mr. Pope during either of the fiscal years reported.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of December 31, 2016, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Common	Clifford Pope (3)	6,000,000	3%
Preferred	1325 Cavendish Drive, Suite 201	51	100%
	Silver Spring, MD 20905

Common	All Officers and Directors as a group	6,000,000	3%
	(1 person)

Common	All officers, directors and 5% holders as a group	6,000,000	3%
Preferred	(3 persons and entities)	51	100%

*	Less than 1%

(1)	Based on 193,503,096 shares of common stock issued and outstanding as of December 31, 2016.
(2)	Mr. Pope is the sole holder of a super voting preferred class of stock.
(3)	Mr. Pope is the Chief Executive Officer, Chief Financial Officer, and director of our Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended December 31, 2016, the Company borrowed $0 in related party advances.

During the fiscal year ended December 31, 2015, the then current CEO, Richard Johnson, executed what current management has determined to be Management Fraud and an Illegal Act under SOX 404. During the fiscal year, Johnson issued to himself a Loan in the amount of $16,000, cash withdrawals of $5,000 and $2,000 during the 4 th quarter, and additional $5,000 and $2,000 payments in November to RJM Consulting, a company owned by Johnson. In rebuilding the accounting, management has attributed a net amount of $14,131 taken as a loan and subsequently has written that off as uncollectable. The Company reserves the right to pursue Johnson at a later date.

During the fiscal year ended December 31, 2016, the prior CEO, Richard Johnson, converted $273,774 in Accounts Payable to himself, and other payables he was responsible for, into a note payable. Following this event and Mr. Johnson’s departure, the Company took over control of the note and subsequently retired the debt in the amount of $273,774, resulting in a gain on discharge of debt on the Statement of Operations.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Audit Fees	$27,500	$22,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$27,500	$22,500

Audit Fees . Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2016 and 2015 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PREMIER PRODUCTS GROUP, INC

Date: October 29, 2018	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Executive Officer

Date: October 29, 2018	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Financial Officer

PREMIER PRODUCTS GROUP, INC

19

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Products Group, Inc. (the "Company") as of December 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

October 29, 2018

PREMIER PRODUCTS GROUP, INC

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS

Cash	$84	$119
Total Current Assets	84	119

Fixed Assets - Pod	—	51,000
Accumulated depreciation	—	(3,000)
Impairment of Pod	—	(48,000)
Total Fixed Assets	—	—

TOTAL ASSETS	$84	$119

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Accounts payable and accrued expenses	$203,481	$383,962
Accounts payable and accrued expenses - related parties	162,878	384,060
Contingent liability - legal	177,283	167,283
Contingent liability - notes	225,200	225,200
Derivative liability - warrants	12,491	681
Notes payable	338,359	140,964
Total Current Liabilities	1,119,692	1,302,150
Total Liabilities	1,119,692	1,302,150

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 500,000,000 shares
authorized, 193,503,096 and 102,210,918 shares issued and
outstanding, respectively	1,935	1,022
Preferred stock (Series B), $0.001 par value, 51 shares
authorized, 51 and 0 shares issued and outstanding,
respectively	—	—
Additional paid-in capital	4,972,335	4,652,277
Accumulated deficit	(6,093,878)	(5,955,330)
Total Stockholders' Equity (Deficit)	(1,119,608)	(1,302,031)
TOTAL LIABILITIES AND EQUITY	$84	$119

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
REVENUE	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	—

OPERATING EXPENSES
Depreciation expense	—	3,000
Management expense	37,378	450,000
Management stock compensation	55,200	—
Professional Fees	50,984	138,069
Travel & Entertainment	—	843
General & Administrative	3,639	25,843
Total Expenses	147,201	617,755
LOSS FROM OPERATIONS	(147,201)	(617,755)

Other Income
Gain on discharge of debt	273,774	—
Gain (Loss) on Derivative Liability	(11,810)	5,552
Total Other Income	261,964	5,552

Other Expenses
Interest Expense	35,081	10,186
Legal expense	1,750	42,283
Loss on Impairment of asset	—	48,000
Loss on issuance of shares for debt	216,480	216,234
Impairment / write off of Illegal Officer loan resulting
from Former CEO Fraud / Malfeasance	—	14,131
Other Expenses	—	75,000
Total Other Expenses	253,311	405,834
Net Other Income (Expense)	8,653	(400,282)
LOSS BEFORE INCOME TAXES	(138,548)	(1,018,036)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(138,548)	$(1,018,036)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
AND DILUTED	156,446,775	88,702,808

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Statements of Changes in Stockholders' Deficit

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance,
December 31, 2014	88,245,691	$88,246	51	$0.05	$4,272,368	$(4,937,294)	$(576,680)

Common shares
issued for
services	6,000,000	6,000	—	—	21,000	—	27,000

Common shares
issued for debt	27,965,227	27,965	—	—	237,270	—	265,685

Common shares	(20,000,000)	(20,000)	—	—	20,000	—	—
retired from Reg S

Net loss for the
year ended
December
31, 2015	—	—	—	—	—	(1,018,036)	(1,018,036)

Balance, December
31, 2015	102,210,918	$102,211	51	$0.05	$4,551,088	$(5,955,330)	$(1,302,031)

Change in
Par Value	102,210,918	$1,022	51	$0.05	$4,652,277	$(5,955,330)	$(1,302,031)

Common shares
issued for debt	85,292,178	853	—	—	264,918	—	265,771

Common shares
Issued to
Management	6,000,000	60	—	—	55,140	—	55,200

Net loss for the year
ended December
31, 2016	—	—	—	—	—	(138,548)	(138,548)

Balance,
December
31, 2016	193,503,096	$1,935	51	$0.05	$4,972,335	$(6,093,878)	$(1,119,608)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(138,548)	$(1,018,036)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	—	27,000
Depreciation	—	3,000
Loss (gain) in derivative liability	11,810	(5,552)
Loss on impairment of asset	—	48,000
Loss on issuance of shares for debt	216,479	216,234
Changes in operating assets and liabilities:
Loss (gain) on discharge of debt	(273,774)	14,131
Increase in contingent liabilities	10,000	117,293
Accounts payable and accrued expenses	85,105	513,240
Stock issued for compensation	55,200	—

Net Cash Used in Operating Activities	(33,727)	(84,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	1,000

Net Cash Used in Investing Activities	—	1,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net	33,692	99,260
Proceeds from related party advances and notes	—	(15,504)

Net Cash Provided by Financing Activities	33,692	83,756

NET INCREASE (DECREASE) IN CASH	(35)	56
CASH AT BEGINNING OF PERIOD	119	63

CASH AT END OF PERIOD	$84	$119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Accounts payable transfer to notes payable	$192,000	$—
Fair value of common stock issued to retire debt and accrued interest	$265,771	$265,685

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Premier Products Group. Inc (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining, Inc, a Nevada corporation and wholly-owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company changed its domicile to the state of Wyoming on February 3, 2016 and changed its name to Premier Products Group, Inc. in April 2016.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2016 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

For the fiscal year ended December 31, 2016, the Company paid or accrued to its CEO/President an aggregate of $37,378 in compensation and authorized the issuance of 6,000,000 shares of stock, valued at $55,200. In addition, the Company owed a prior President $144,000 in accounts payable for prior work performed.

Office Space

On January 13, 2016, the Company subleased, from a company under the control of our then current CEO, approximately 400 square feet of executive office space in Silver Spring, MD, without charge, on a month to month basis. Rents and rental reimbursements for the fiscal year ended December 31, 2015 totaled $22,872, which included $450 per month for storage of a shipping container, $500 per month reimbursement for office space, and an additional $1,608 per month reimbursement for the then current CEO.

NOTE 4 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2016 and 2015 had an outstanding balance of $0 and $15,504, respectively. The notes bear interest of 6% and 8% and were due on demand.

NOTE 5 – FIX ASSETS AND IMPAIRMENTS

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

Purchase of asset	$129,000
Less: Impairment	(79,000)
Value of asset as of 12/31/2014	$50,000
Add: Improvements	1,000
Less: Depreciation	(3,000)
Less: Impairment	(48,000)
Value of asset as of 12/31/2015	$-0-
Value of asset as of 12/31/2016	$-0-

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2016, the Company had third party notes payable and accrued interest in the amount of $338,359 compared to $140,964 in the prior fiscal year. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire during the 2015 and 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

Gain on Discharge of Debt

During the fiscal year ended December 31, 2016, the prior CEO, Richard Johnson, converted $273,774 in Accounts Payable to himself, and other payables he was responsible for, into a note payable. Following this event and Mr. Johnson’s departure, the Company took over control of the note and subsequently retired the debt in the amount of $273,774, resulting in a gain on discharge of debt on the Statement of Operations.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2015 and December 31, 2016, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0013 to $0.0135, and the computed measure of the Company’s stock volatility, ranging from 220% to 381%.

Included in the December 31, 2016 and 2015 financial statements is a derivative liability in the amount of $12,492 and $681, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 are $11,810 and $5,552 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2016	December 31, 2015
Estimated number of underlying shares	937,515	511,055
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	381%	220%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2016.  These items are included in “derivative liability” on the consolidated balance sheet.

Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2015
Liabilities:
Derivative liability	$—	$—	$681	$681

Total liabilities at fair value	$—	$—	$681	$681

December 31, 2016
Liabilities:
Derivative liability	$—	$—	$12,492	$12,492

Total liabilities at fair value	$—	$—	$12,492	$12,492

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2016 and 2015.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

F-9

	2016	2015
Beginning balance, January 1,	$(681)	$(6,233)
Total gains (losses) included in earnings	(11,810)	5,552

Ending balance, December 31,	$(12,491)	$(681)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2016 and 2015, the Company recorded accounts payable and accrued expenses in the amounts of $366,359 and $768,022, respectively. The accounts payable and accrued expenses include $203,481 in legal and professional fees and $162,878 to related parties for work performance.

NOTE 8 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001. At December 31, 2016 and 2015, the Company had 193,503,096 and 102,210,918 shares issued and outstanding, respectively.

During the year ended December 31, 2015 the Company issued 27,965,227 shares of common stock for debt reduction of $49,451. The Company recognized a loss of $216,234 on the transactions.

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

During the year ended December 31, 2016 a total of 75,292,178 shares of common stock were issued for the retirement of $49,292 in debt and accrued interest. The Company recognized a combined loss of $216,480 on the conversions.

During the year ended December 31, 2016, the Company moved its domicile from Nevada to Wyoming and changed its par valued to $0.00001 per share. This change has been reflected in the balance sheet equity section.

During the year ended December 31, 2016, the Company awarded the CEO, Clifford Pope, 6,000,000 shares of common stock valued at $55,200 as part of his management fees for services rendered to the Company.

NOTE 9 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 21% marginal tax rate by the cumulative net operating losses of $1,882,576. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2016 and 2015 were as follows:

	2016	2015
Cumulative net operating losses	$1,882,576	$1,744,028
Deferred tax assets: (21% Federal, 0% Nevada)
Net operating loss carry forwards	395,341	366,246
Valuation allowance	(395,341)	(366,246)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Tax benefit at statutory rate	$(1,581)	$(4,164)
Common stock for services	0	27,000
(Gain) loss on derivative liability	11,811	(5,552)
Debt discount	—	—
Change in valuation allowance	(10,230)	(17,284)
Actual tax expense	$—	$—

The Company’s net operating loss carry forwards of approximately $1,882,576 expire in various years through 2034. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the fiscal year ended December 31, 2016 in the amount of $402,483. The contingent liability includes $177,283 for settlement of an arbitration dispute plus accrued interest and fees, and a $75,000 note payable, as further defined below, and two additional prior notes payable in the amount $10,000 and $140,200.

The Company recorded contingent liabilities for the fiscal year ended December 31, 2015 in the amount of $392,483. The contingent liability includes $167,283 for settlement of an arbitration dispute as further defined below. Additional contingent liabilities has been accounted for in the amount of $225,200 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees, to account for a total liability of $177,283 as of December 31, 2016 and $167,283 as of December 31, 2015, they will likely incur.

Former CEO Fraud / Maleficence

In October 2015, the Company entered into an agreement with Iconic Holdings (“Iconic”) with our then current CEO, Richard Johnson (“Johnson”).  The note on the books for $30,000 was intended to go to a law firm for preparing an S-1 in the amount of $5,000,000, according to the executed term sheet.  It is known that based on the financial status of Valley High Mining at the time, there was no way a $5,000,000 S-1 was going to get approved.  Two things happened during that transaction, 1) Iconic did not send the funds to the law firm as was stated in the Term Sheet, it was sent to the Company whereby Johnson paid some of the funds to himself; and 2) Iconic executed a "2nd Note" of $75,000 as consideration for the S-1, but no real consideration was given, except to say that Iconic would provide the S-1 funding, which was not possible. The events were all presented to Iconic, including the fact that Johnson signed it as sole director and never had Board consent (from Peter Bianchi, the second director at the time).  Iconic agreed that it did not add up. The Company stated that Iconic should not be held accountable for Johnson's potential fraudulent act and that the Company would honor the $30,000 ($25,000 net amount) that Iconic wired to the Company. However, assuming that Iconic is familiar with S-1 filings and the funding in the amount of $5,000,000, they should know that the deal structure was not plausible, and therefore no consideration was being given for the $75,000 second note. Therefore, Iconic should have no claim to the second note and the Company will take legal action to defend (including both notes for fraud if needed). However, an additional second contingency for the face value of the $75,000 note is being added as a legal contingency until the matter is resolved.

During the fiscal year ended December 31, 2015, the then current CEO, Richard Johnson, executed what current management has determined to be Management Fraud and an Illegal Act under SOX 404. During the fiscal year, Johnson issued to himself a Loan and withdrawals netting to $14,131 during the 4 th quarter to RJM Consulting, a company owned by Johnson. In rebuilding the accounting, management has attributed a net amount of $14,131 taken as a loan and subsequently has written that off as uncollectable. The Company reserves the right to pursue Johnson at a later date.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees, to account for a total liability of $177,283, which was recorded as a judgment amount in September 2016.

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

NOTE 11 – SUBSEQUENT EVENTS

On February 13, 2017, the Company entered into an acquisition and stock purchase agreement with Satic Incorporated (“SATIC”) (Form 8-K filed on February 15, 2017), whereby SATIC was to become a wholly owned subsidiary of the Company.

On January 4, 2018, due to SATIC and the Company’s inability to complete due diligence and acceptable closing terms, the parties mutually agreed to rescind and cancel the February 13, 2017 acquisition and stock purchase agreement, with the closing never having taken place (Form 8-K file on January 10, 2018). With the cancellation, all officer and director positions were rescinded back to Mr. Clifford Pope as Interim-CEO and sole director of the Company. The actions taken by the Company were confirmed on January 8, 2018 by holders of 51% voting control of the Company.

As filed on Form 8-K with the Securities Exchange Commission on March, 1, 2018, the Company completed a Holding Company Reorganization, whereby On February 22, 2018, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Premier Products Group, Inc.” to “Valley High Mining Company”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Valley High Mining Company, as previously constituted (the “Predecessor”) became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, Premier Products Group, Inc. (the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity. The Holding Company Reorganization was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations.

In accordance with Section 251(g) of the DGCL, Premier Services, Inc. (“Merger Sub”), another newly formed Delaware corporation and, prior to the Holding Company Reorganization, was an indirect, wholly owned subsidiary of the Predecessor, merged with and into the Predecessor, with the Predecessor surviving the merger as a direct, wholly owned subsidiary of the Holding Company (the “Merger”). The Merger was completed pursuant to the terms of an Agreement and Plan of Merger among the Predecessor, the Holding Company and Merger Sub, dated February 22, 2018 (the “Merger Agreement”).

As of the effective time of the Merger and in connection with the Holding Company Reorganization, all duly authorized outstanding shares of common stock and preferred stock of the Predecessor were automatically converted into identical shares of common stock or preferred stock, as applicable, of the Holding Company on a one-for-one basis, and the Predecessor’s existing stockholders and other holders of equity instruments, became stockholders and holders of equity instruments, as applicable, of the Holding Company in the same amounts and percentages as they were in the Predecessor prior to the Holding Company Reorganization.

The executive officers and board of directors of the Holding Company are the same as those of the Predecessor in effect immediately prior to the Holding Company Reorganization.

For purposes of Rule 12g-3(a), the Holding Company is the successor issuer to the Predecessor, now as the sole shareholder of the Predecessor. Accordingly, upon consummation of the Merger, the Holding Company’s common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.

On February 22, 2018, the Predecessor changed its name and then re-domiciled from Wyoming to Delaware. Immediately following such re-domiciliation, the Holding Company adopted a certificate of incorporation (the “Certificate”) and bylaws (the “Bylaws”) that are, in all material respects, identical to the certificate of incorporation and bylaws of the Predecessor immediately prior to the Holding Company Reorganization, with the possible exception of certain amendments that are permissible under Section 251(g)(4) of the DGCL. The Holding Company has the same authorized capital stock and the designations, rights, powers and preferences of such capital stock, and the qualifications, limitations and restrictions thereof are the same as that of the Predecessor’s capital stock immediately prior to the Holding Company Reorganization.

The common stock of the Holding Company trades on OTCMarkets under the symbol “PMPG” under which the common stock of the Predecessor was previously listed and traded. As a result of the Holding Company Reorganization, the common stock of the Predecessor will no longer be publicly traded.

On September 17, 2018, the Company filed Form 15 in an effort to temporarily suspend its duty to file reports under Sections 13 and 15(d) of the Securities Exchange Act of 1934. Due to the Company’s number of shareholders exceeding the limit of 300 shareholders for the form to be effective (the company has 1,204 shareholders of record), the Company filed a Form 15/A Cancellation Notice on September 28, 2018 and will continue with its reporting obligations.

On January 5, 2018, the Company issued a press release announcing it had executed a non-binding letter of intent that it was to acquire a crypto mining company.  The two parties were unable to clear satisfactory due diligence and close in a timely manner and the agreement was cancelled.

