Form 10-Q
period 2017-03-31
Premier Product Group, Inc.
filed 2019-02-01
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2017

Commission File Number 000-51232

PREMIER PRODUCTS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	☐	Smaller reporting company	[X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

The number of shares of the registrant’s only class of common stock issued and outstanding as of January 31, 2019, was 299,555,605 shares.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER PRODUCTS GROUP, INC.

March 31, 2017 and 2016

3

PREMIER PRODUCTS GROUP, INC.

Balance Sheets

(unaudited)

As of March 31, 2017

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Total Cash on hand	$84	$84

Total Current Assets	84	84
Fixed Assets
TOTAL ASSETS	84	84

Liabilities And Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$200,966	$203,481
Accounts payable and accrued expenses – related parties	—	162,878
Contingent liability – legal	177,283	177,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	12,491	12,491
Notes payable	275,302	338,359
Total Current Liabilities	891,242	1,119,692

Total Liabilities	891,242	1,119,692

Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 220,221,936 and 193,503,096 shares issued and outstanding, respectively	2,202	1,935
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	—	—
Paid-in Capital	5,228,557	4,972,335
Accumulated deficit	(6,121,917)	(6,093,878)
Total Stockholders’ Equity (Deficit)	(891,158)	(1,119,608)
TOTAL LIABILITIES AND EQUITY	$84	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Operations

(unaudited)

As of March 31, 2017

		For the Three Months Ended
		March 31
		2017		2016
REVENUES	$		$

COST OF GOOD		—		—

GROSS PROFIT		—		—

OPERATING EXPENSES
Depreciation expense		—		—
General and administrative		—		9,792
Management expense		—		25,000
Professional Fees		3,607		14,647
TOTAL OPERATING EXPENSES		3,607		43,002

LOSS FROM OPERATIONS		(3,607)		(43,002)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		—		(3,988)
Gain on discharge of debt		130,600		273,774
Interest expense		(5,798)		(4,241)
Loss on issuance of shares for debt		(149,234)		(109,938)
Total Other Income (Expense)		(24,432)		155,607

GAIN (LOSS) BEFORE INCOME TAXES		(28,039)		112,605
Provision for income taxes		—		—
NET INCOME (LOSS)		(28,039)		112,605

Basic And Diluted Income (Loss) Per Common Share		$(0.00)		$0.00

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted		220,211,936		373,542,046

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Cash Flows

(Unaudited)

As of March 31, 2017

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(28,039)	112,605

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	—	3,988
Loss on issuance of shares for debt	149,234	109,938
Changes in operating assets and liabilities:
Accounts payable exchanged to notes payable	—	465,774
Loss (gain) on discharge of debt	(130,600)	(273,774)
Stock issued for settlement agreement	144,000	—
Accounts payable and accrued expenses	(165,393)	(432,137)
Net Cash Used in Operating Activities	(30,798)	(13,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	—	—
Proceeds from notes payable	30,798	13,572
Proceeds from related party advances and notes	—	—
Repayment of related party advances and notes	—	—
Net Cash Provided by Financing Activities	30,798	13,572

NET INCREASE (DECREASE) IN CASH	—	(35)
CASH AT BEGINNING OF PERIOD	84	119
CASH AT END OF PERIOD	$84	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

PREMIER PRODUCTS GROUP, INC. (the Company”) has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on October 29, 2018. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Interest Accruals

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2016 and 2015, the Company recognized interest accruals of $35,081 and $10,186, respectively.

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

March 31, 2017

(Unaudited)

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FASB ASU 2018-03 “Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” – In August 2018, the FASB issued ASU 2018-13. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect that this update will have on its financial statements and related disclosures.

FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15. Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU will not have a significant impact on our statement of cash flows.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

March 31, 2017

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

Balance
Balance forward, January 1, 2016	$(681)
Total gains (losses) included in earnings, FY 2016	(11,810)

Balance, December 31, 2016	$(12,491)
Total gains (losses) included in earnings, three months ended March, 31, 2017	—

Ending balance, March 31, 2017	$(12,491)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended March 31, 2017, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation.

For the three months ended March 31, 2016, the Company paid its CEO/President/CFO an aggregate of $10,500 as compensation of which $7,000 remained unpaid at March 31, 2016.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis. The lease was terminated in 2016.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2017 and 2016 had an outstanding balance of $0 and $0, respectively.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended March 31, 2017, the Company had third party notes payable and accrued interest in the amount of $275,302 compared to $342,878 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

March 31, 2017

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at March 31, 2017 and December 31, 2016, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0017 to $0.0980, and the computed measure of the Company’s stock volatility, ranging from 220% to 580%.

Included in the March 31, 2017 and December 31, 2016 financial statements is a derivative liability in the amount of $12,491 and $12,491, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the three months ended March 31, 2017 and year-end December 31, 2016 are $0 and $(11,810) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2017, the Company recorded accounts payable and accrued expenses in the amount of $200,966, compared to the year ended December 31, 2016 of $366,359. The accounts payable and accrued expenses include $200,966 in legal and professional fees.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended March 31, 2017 in the amount of $402,483. The contingent liability includes $177,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $52,283 in accrued penalties and fees, to account for liability they have incurred.

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

NOTE 9 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At March 31, 2017, the Company had 220,211,936 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At March 31, 2017, the Company had 51 shares issued and outstanding.

During the three months ended March 31, 2017, a total of 25,708,840 shares of common stock for issued the retirement of $93,854 in debt and accrued interest. The Company recognized a combined loss of $149,234 on the conversions.

During the three months ended March 31, 2017, 1,000,000 shares of common stock of the Company, valued at $13,400, was issued in settlement of $144,000 in accrued payables.

On September 18, 2016, the Company entered into a definitive letter of intent to acquire Satic, Inc. (“Satic USA”) www.saticusa.com , an American manufacturer of a proprietary line of trademarked clean power solar products and other patented energy saving products and lighting. Terms of the letter of intent have not been finalized pending due diligence. The previously announced acquisition of GEAR Sports Nutrition has been terminated. Concurrent with the termination of the GEAR transaction, 225 million shares of the Company’s common stock was returned to treasury, reducing the outstanding shares by over 50%; effective October 2016.

NOTE 11 – SUBSEQUENT EVENTS

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

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

Plan of Operation

As of the date of this Report, we are an emerging growth company that is currently seeking a viable prospect to develop. We are not limiting our search to any specific geographic region. Our plan of operation for the twelve months following the date of this Report is to continue to review potential acquisitions in the resource sector. Currently, we are in the process of completing due diligence investigation of a letter of intent executed on October 8, 2018. We do not have enough funds currently on hand to cover our administrative expenses for the next 12 months and therefore we will need additional funding for the review, acquisition, and development of a mining property once the same is identified. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or debt financing.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2017 and 2016

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 30, 2017 were $3,607 compared to $43,002 during the similar period in 2016, a decrease of $39,395. This decrease was as a result of decrease in management expense of $25,000, professional fees of $11,040, and a decrease in general and administrative expense of $9,792. Additionally, we recorded $130,600 for the three months ended March 31, 2017 in non-cash gains arising from a gain on discharge of debt, compared to $273,774 for the three months ended March 31, 2016. We recorded other expenses of $154,370 for the three months ended March 31, 2017, which included $5,798 in interest expense and $149,234 in loss on issuance of shares for debt, compared to the three months ended March 31, 2016, where we recorded interest expense of $4,241 and loss on issuance of shares for debt of $109,938. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $28,039, approximately $(0.00) per share, during our three-month period ended March 31, 2017, compared to a net gain of $112,605, approximately $0.00 per share, during the three-month period ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash or cash equivalents of $84.

Net cash used in operating activities was $30,798 during the three month period ended March 31, 2017, compared to $13,607 for the three month period ended March 31, 2016. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $30,798 for the three-month period ended March 31, 2017, compared to $13,572 during the three months ended March 31, 2016 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the three months ended March 31, 2017 and 2016.

Certain of our shareholders have provided us with loans and contributions aggregating $275,302 as of March 31, 2017. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2017.

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

Based on management’s assessment, management believes that, as of March 31, 2017, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees of $52,283, to account for a total liability of $177,283, which was recorded as a judgment amount in September 2016.

In January 2019, we were notified by a previous law firm during the audit confirmation process that they intent to file suit for the collection of unpaid fees. The Company has included the debt and indicated penalties and interest in their financial filings.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on October 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC

Date: February 1, 2019	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Executive Officer

Date: February 1, 2019	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Financial Officer

Date: February 1, 2019	By:	/s/ Jimmy Lee
Name: Jimmy Lee
Title: Director

Date: February 1, 2019	By:	/s/ Yun Bai
Name: Yun Bai
Title: Director

