Form 10-Q
period 2017-09-30
Premier Product Group, Inc.
filed 2019-02-01
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   September 30, 2017

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER PRODUCTS GROUP, INC.

September 30, 2017 and 2016

3

PREMIER PRODUCTS GROUP, INC.

Balance Sheets

(unaudited)

As of September 30, 2017

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Total Cash on hand	$84	$84

Total Current Assets	84	84
Fixed Assets
TOTAL ASSETS	84	84

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$193,180	$203,481
Accounts payable and accrued expenses – related parties	—	162,878
Contingent liability – legal	177,283	177,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	12,491	12,491
Notes payable	301,551	338,359
Total Current Liabilities	909,705	1,119,692

Total Liabilities	909,705	1,119,692

Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 220,221,936 and 193,503,096 shares issued and outstanding, respectively	2,202	1,935
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	—	—
Paid-in Capital	5,228,557	4,972,335
Accumulated deficit	(6,140,380)	(6,093,878)
Total Stockholders’ Equity (Deficit)	(909,621)	(1,119,608)
TOTAL LIABILITIES AND EQUITY	$84	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Operations

(unaudited)

As of September 30, 2017

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES	$-	$-	$-	$-

COST OF GOOD	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
Depreciation Expense	—	—	—	—
General & Administrative	—	—	—	3,639
Management expense	—	10,500	—	46,500
Professional Fees	5,412	1,224	12,626	39,193
TOTAL OPERATING EXPENSES	5,412	11,724	12,626	89,332

LOSS FROM OPERATIONS	(5,412)	(11,724)	(12,626)	(89,332)

OTHER INCOME (EXPENSE)
Gain (Loss) on Derivative Liability	—	6,974	—	(1,939)
Gain on discharge of debt	—	—	130,600	273,774
Interest Expense	(4,863)	(5,652)	(15,242)	(15,388)
Loss on issuance of shares for debt	—	—	(149,234)	(109,938)
TOTAL OTHER INCOME (EXPENSE)	(4,863)	1,321	(33,876)	146,509

GAIN (LOSS) BEFORE INCOME TAXES	(10,275)	(10,403)	(46,502)	57,178
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(10,275)	(10,403)	(46,502)	57,178

Basic And Diluted Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted	220,211,936	376,805,379	220,211,936	374,474,427

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Statements of Cash Flows

(Unaudited)

As of September 30, 2017

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(46,502)	57,178

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	—	1,939
Loss on issuance of shares for debt	149,234	109,938
Changes in operating assets and liabilities:
Accounts payable exchanged to notes payable	—	465,774
Loss (gain) on discharge of debt	(130,600)	(273,774)
Stock issued for settlement agreement	144,000	—
Accounts payable and accrued expenses	(173,179)	(408,050)
Net Cash Used in Operating Activities	(57,047)	(46,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	—	—
Proceeds from notes payable	57,047	46,961
Proceeds from related party advances and notes	—	—
Repayment of related party advances and notes	—	—
Net Cash Provided by Financing Activities	57,047	46,961

NET INCREASE (DECREASE) IN CASH	—	(35)
CASH AT BEGINNING OF PERIOD	84	119
CASH AT END OF PERIOD	$84	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITES
Common stock issued to retire debt and accrued interest	$267	$9,790

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

PREMIER PRODUCTS GROUP, INC. (the Company”) has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on October 29, 2018. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

September 30, 2017

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

September 30, 2017

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

Balance
Balance forward, January 1, 2016	$(681)
Total gains (losses) included in earnings, FY 2016	(11,810)

Balance, December 31, 2016	$(12,491)
Total gains (losses) included in earnings, three months ended March, 31, 2017	—

Ending balance, September 30, 2017	$(12,491)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended September 30, 2017, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation.

For the three months ended September 30, 2016, the Company paid its CEO/President/CFO an aggregate of $10,500 as compensation of which $10,878 of accrued compensation remained unpaid at September 30, 2017.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis. The lease was terminated in 2016.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at September 30, 2017 and 2016 had an outstanding balance of $0 and $0, respectively.

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

September 30, 2017

(Unaudited)

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended September 30, 2017, the Company had third party notes payable and accrued interest in the amount of $301,551 compared to $338,359 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

September 30, 2017

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at September 30, 2017 and December 31, 2016, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0017 to $0.0980, and the computed measure of the Company’s stock volatility, ranging from 220% to 580%.

Included in the September 30, 2017 and December 31, 2016 financial statements is a derivative liability in the amount of $12,491 and $12,491, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the three months ended September 30, 2017 and year-end December 31, 2016 are $0 and $(11,810) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended September 30, 2017, the Company recorded accounts payable and accrued expenses in the amount of $193,180, compared to the year ended December 31, 2016 of $366,359. The accounts payable and accrued expenses include $193,180 in legal and professional fees.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended September 30, 2017 in the amount of $402,483. The contingent liability includes $177,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

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

NOTE 9 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At September 30, 2017, the Company had 220,211,936 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At September 30, 2017, the Company had 51 shares issued and outstanding.

During the nine months ended September 30, 2017, a total of 25,708,840 shares of common stock for issued the retirement of $93,854 in debt and accrued interest. The Company recognized a combined loss of $149,234 on the conversions.

PREMIER PRODUCTS GROUP, INC.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

During the nine months ended September 30, 2017, 1,000,000 shares of common stock of the Company, valued at $13,400, was issued in settlement of $144,000 in accrued payables.

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

Results of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2017 and 2016

Total operating expenses, which included general and administrative expenses incurred during the three and nine-month periods, ended September 30, 2017 were $5,412 and $12,626 compared to $11,724 and $89,332 during the similar period in 2016, a decrease of $6,312 and $76,706, respectively. This decrease was as a result of decrease in management expense of $46,500, professional fees of $26,567, and a decrease in general and administrative expense of $3,639. Additionally, we recorded $130,600 for the nine months ended September 30, 2017 in non-cash gains arising from a gain on discharge of debt, compared to $273,774 for the nine months ended September 30, 2016. We recorded other expenses of $164,476 for the nine months ended September 30, 2017, which included $15,242 in interest expense and $149,234 in loss on issuance of shares for debt, compared to the nine months ended September 30, 2016, where we recorded interest expense of $15,388 and loss on issuance of shares for debt of $109,938. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $46,502, approximately $(0.00) per share, during our nine-month period ended September 30, 2017, compared to a net gain of $57,178, approximately $0.00 per share, during the nine-month period ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash or cash equivalents of $84.

Net cash used in operating activities was $57,047 during the nine month period ended September 30, 2017, compared to $46,995 for the nine month period ended September 30, 2016. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $57,047 for the nine-month period ended September 30, 2017, compared to $46,961 during the nine months ended September 30, 2016 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the nine months ended September 30, 2017 and 2016.

Certain of our shareholders have provided us with loans and contributions aggregating $301,551 as of September 30, 2017. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2017.

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

Based on management’s assessment, management believes that, as of September 30, 2017, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

