Form 10-K
period 2017-12-31
Premier Product Group, Inc.
filed 2019-02-01
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PREMIER PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1325 Cavendish Drive, Suite 201 Silver Spring, MD 20905
(Address of principal executive offices, including zip code)

301-202-7762
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No þ

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2017, based on a closing price of $0.0096 was approximately $2,114,035. As of December 31, 2017, the registrant had 220,211,936 shares of its common stock, par value $0.00001 per share, outstanding.

As of January 31, 2019, there were 299,555,605 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

PREMIER PRODUCTS GROUP. INC

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

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

In February 2018, the Company changed its domicile from the State of Wyoming to the State of Delaware as filed in our Form 8-K on March 1, 2018 (see Note 11: Subsequent Events section for additional information). Prior to this action, in February 2016, the Company changed its domicile from the state of Nevada to the State of Wyoming as filed in our Form 8-K on March 1, 2016.

On Apr 26, 2016, Valley High Mining Company submitted an amendment to its Articles of Incorporation changing the company name from Valley High Mining Company (VHMC) to Premier Product Group, Inc. (PMPG) to the State of Wyoming. The New Changes were approved, stamped and filed on June 1, 2016.

On February 13, 2017, the Company entered into an acquisition and stock purchase agreement with Satic Incorporated (“SATIC”) (Form 8-K filed on February 15, 2017), whereby SATIC was to become a wholly owned subsidiary of the Company. On January 4, 2018 (subsequent to the filing period), due to SATIC and the Company’s inability to complete due diligence and acceptable closing terms, the parties mutually agreed to rescind and cancel the February 13, 2017 acquisition and stock purchase agreement, with the closing never having taken place (Form 8-K file on January 10, 2018).

Prior to this transaction and during the fiscal year ended December 31, 2016, the company entered in a Letter of Intent (LOI) with conditions to merger with Gear Sports Nutrition, Inc. (“GEAR”) During the due diligence period, the Company changed its name to Premier Products Group, Inc. in anticipated closing of the merger. However, due to specific deliverables not achieved as outlined in the LOI by GEAR, the agreement was cancelled in August 2016.

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

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2017 and 2016, respectively.

Employees

As of December 31, 2017, we had one (1) part-time employees, who acted as our as interim Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Risks Relating to the Industry

PLANNED EXPANSION AND LEASING OF EQUIPMENT OUT OF OUR CONTROL INVOLVE A HIGH DEGREE OF RISK.

Currently the business is engaged in a Letter of Intent with a group of individuals with ties to real estate and services in support of legalized cannabis activities in Michigan. Until the Stock Purchase and Sales Agreement is executed there is no Quantitative and Qualitative Disclosures about market and risk, while the responsibility still remains to maintain key operating requirements, which we are formulating and pursuing to acquire for best interest of Shareholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the fiscal year ended December 31, 2017, the Company only subleased office space under the control of our current interim Chief Executive Officer, approximately 400 square feet of executive office space located at 1325 Cavendish Drive, in Silver Spring, MD, without charge, on a month to month basis.

Item 3. Legal Proceedings.

In March 2014, the Company entered into a settlement agreement with one of its former CEO, Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. As of December 2017, the Company has recorded a legal liability in the amount of $187,283, the awarded amount plus accrued interested to account for liability they have incurred.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative liability, which amounted to $6,842 at the fiscal year ended December 31, 2017.

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

Year Ended	High	Low

March 31, 2016	$0.0059	$0.0013
June 30, 2016	$0.0070	$0.0024
September 30, 2016	$0.0090	$0.0013
December 31, 2016	$0.0135	$0.0011

March 31, 2017	$0.0064	$0.0064
June 30, 2017	$0.0054	$0.0045
September 30, 2017	$0.0025	$0.0020
December 31, 2017	$0.0120	$0.0090

(b) Holders

As of December 31, 2017, a total of 220,211,936 shares of the Company’s common stock are currently outstanding held by 1,202 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

The Company has instructed its transfer agent to place a stop transfer on certificates representing 20,000,000 shares of common stock pursuant to a failed Regulation S Stock Purchase Agreement as these shares were not paid for.

During the year ended December 31, 2017 a total of 26,708,840 shares of common stock were issued for the retirement of debt and accounts payable in the amount of $237,854. The Company recognized a netted loss of $18,634 on the conversions and transaction.

 Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2017, there were no repurchases of the Company’s common stock by the Company

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2017 and 2016

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2017 were $13,733, compared to $147,201 during our fiscal year ended December 31, 2017, a decrease of $133,468. The decrease was attributable to decreases in management expense of $37,378, decrease in management stock compensation of $55,200, professional fees of $37,251, and general and administrative expense of $3,639.

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a gain on discharge of debt of $130,600, a gain on derivative liability of $5,649, interest expense of $45,020, and a loss on issuance of shares for debt of $149,234.

As a result, we incurred a net loss of $71,738 (approximately $0.00 per share) for the fiscal year ended December 31, 2017, compared to a net loss of $138,548 during our fiscal year ended December 31, 2016 (approximately $0.00 per share).

Liquidity and Capital Resources

As of December 31, 2017, we had cash or cash equivalents of $84.

Net cash used in operating activities was $61,941 during our fiscal year ended December 31, 2017, compared to $33,727 during our fiscal year ended December 31, 2016.

Cash flows provided or used in investing activities were $0.00 provided for the year ended December 31, 2017 and $0.00 used during our fiscal year ended December 31, 2016. Net cash flows provided by financing activities was $61,941 during our fiscal year ended December 31, 2017, compared to $33,692 during our fiscal year ended December 31, 2016.

During our fiscal year ended December 31, 2017, net borrowing from related parties totaled $0.00. During our fiscal year ended December 31, 2016 certain of our shareholders provided us with loans aggregating $15,504. These loans carry interest of between 6% and 8% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2017.

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

Based on management’s assessment, management believes that, as of December 31, 20167, our internal control over financial reporting presented a material weakness. The assessment is based on the changes in management throughout the year. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2017:

Name	Age	Position

Dalen (B.D.) A. Erickson II (1)	42	Former Interim Chief Executive Officer and Former Chairman of the Board

Clifford Pope (2)	66	Chief Executive Officer, Chief Financial Officer, Director

(1)	Mr. Erickson assumed the role as the Company’s Interim Chief Executive Officer and Chairman of the Board on February 13, 2017 in advance of the closing of the anticipated merger with Satic USA. Mr. Erickson relinquished his position back to Mr. Pope on January 4, 2018 when the two companies were unable to close the Satic transaction, the agreement was cancelled, and officer and director positions were rescinded to their original status.

(2)	Mr. Pope was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 13, 2016. Mr. Pope turn control of the Company over to Mr. Erickson on February 13, 2017 in anticipation of the merger with Satic USA. Mr. Pope resumed his roles as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 4, 2018 when the two companies were unable to close the Satic transaction, the agreement was cancelled, and officer and director positions were rescinded to their original status.

Following is biographical information of our current management:

Clifford Pope , 66, has over 35 years of experience in Information Technologies (IT), business development and providing a variety of related services and products.  Over the past 25 years as a CEO/President, was the founder of five businesses providing technical support services and IT products to the USA military and federal government agencies. His background includes marketing research, developing business plans, creating and establishing business infrastructures, computer manufacturing, managing business development campaigns; implementing various IT operations from network Operating Centers, Voice over Internet Protocol services, Help Desk Operations, software development, medical diagnostic testing devices, and business process re-engineering. Mr. Pope has been the CEO/President of public a company since 2003, very knowledgeable of financial statements, producing disclosure and financial statements, cost accounting, federal government practices, protocols, and private industry practices.  Has a working experience in corporate mergers, stock exchanges, and the formation of public entities and very knowledgeable of the corporate governance requirements of the Sarbanes-Oxley Act.

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

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Dalen (B.D.) Erickson II	2017	$0	$0	$0	$0
Former CEO (1)	2016	$0	$0	$0	$0

Clifford Pope	2017	$0	$0	$0	$0
CEO (2)	2016	$0	$55,200	$22,287	$77,487

(1)	Mr. Erickson was appointed the Company’s Interim Chief Executive Officer on February 13, 2017. He relinquished his roles on January 4, 2018. There were no accruals or payments for Mr. Erickson during either of the fiscal years reported.

(2)	Mr. Pope was appointed as the Company’s Chief Executive Officer and Chief Financial Officer on January 13, 2016 and served until February 13, 2017. He has reassumed those roles effective January 4, 2018. There were no accruals or payments for Mr. Pope during the fiscal year ended December 31, 2017.

Employment Agreements

Mr. Pope was awarded a six (6) month employment agreement at the beginning of his service, January 13, 2016. The agreement was a non-exclusive service agreement that paid Mr. Pope a base salary of $3,500 per month and entitles him to 1,000,000 shares of restricted common stock per month. Additionally, Mr. Pope is reimbursed for accountable direct expenses in connection with the performance of his duties. Currently, and subsequent to the reporting period, Mr. Pope is working without contact for compensation.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Common	Clifford Pope (3)	6,000,000	3%
Preferred	1325 Cavendish Drive, Suite 201	51	100%
	Silver Spring, MD 20905

Common	All Officers and Directors as a group	6,000,000	3%
	(1 person)

Common	All officers, directors and 5% holders as a group	6,000,000	3%
Preferred	(3 persons and entities)	51	100%

*	Less than 1%

(1)	Based on 220,211,936 shares of common stock issued and outstanding as of December 31, 2017.
(2)	Mr. Pope is the sole holder of a super voting preferred class of stock.
(3)	Mr. Pope is the Chief Executive Officer, Chief Financial Officer, and director of our Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended December 31, 2017, the Company borrowed $0 in related party advances.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Audit Fees	$32,400	$27,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$32,400	$27,500

Audit Fees . Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2017 and 2016 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PREMIER PRODUCTS GROUP, INC

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Products Group, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

February 1, 2019

PREMIER PRODUCTS GROUP, INC

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS

Cash	$84	$84
Total Current Assets	84	84

TOTAL ASSETS	$84	$84

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Accounts payable and accrued expenses	$209,171	$203,481
Accounts payable and accrued expenses - related parties	—	162,878
Contingent liability - legal	187,283	177,283
Contingent liability - notes	225,200	225,200
Derivative liability - warrants	6,842	12,491
Notes payable	306,445	338,359
Total Current Liabilities	934,942	1,119,692
Total Liabilities	934,942	1,119,692

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 500,000,000 shares
authorized, 220,211,936 and 193,503,096 shares issued and
outstanding, respectively	2,202	1,022
Preferred stock (Series B), $0.001 par value, 51 shares
authorized, 51 and 0 shares issued and outstanding,
respectively	—	—
Additional paid-in capital	5,228,557	4,652,277
Accumulated deficit	(6,165,616)	(5,955,330)
Total Stockholders' Equity (Deficit)	(934,857)	(1,302,031)
TOTAL LIABILITIES AND EQUITY	$84	$119

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Statements of Operations

	For the Years Ended
	December 31,
	2017	2016
REVENUE	$-	$-
COST OF SALES	-	-
GROSS PROFIT	—	—

OPERATING EXPENSES
Depreciation expense	—	—
Management expense	—	37,378
Management stock compensation	—	55,200
Professional Fees	13,733	50,984
Travel & Entertainment	—	—
General & Administrative	—	3,639
Total Expenses	13,733	147,201
LOSS FROM OPERATIONS	(13,733)	(147,201)

Other Income
Gain on discharge of debt	130,600	273,774
Gain (Loss) on Derivative Liability	5,649	(11,810)
Total Other Income	136,249	261,964

Other Expenses
Interest expense - accrued	45,020	35,081
Legal expense	—	1,750
Loss on issuance of shares for debt	149,234	216,480
Total Other Expenses	194,245	253,311
Net Other Income (Expense)	(58,005)	8,653
LOSS BEFORE INCOME TAXES	(71,738)	(138,548)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(71,738)	$(138,548)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
AND DILUTED	215,843,883	156,446,775

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Statements of Changes in Stockholders' Deficit

	Common Stock		Preferred		Paid-in	Accumulated
	Shares	Amount	Stock Shares	Amount	Capital	Deficit	Total

Balance,
December 31, 2015	102,210,918	$102,211	51	$0.05	$4,551,088	$(5,955,330)	$(1,302,031)

Change in
Par Value	102,210,918	$1,022	51	$0.05	$4,652,277	$(5,955,330)	$(1,302,031)

Common shares
issued to
management	6,000,000	60	—	—	55,140	—	55,200

Common shares
issued for debt	85,292,178	853	—	—	264,918	—	265,771

Net loss for the
year ended
December
31, 2016	—	—	—	—	—	(138,548)	(138,548)

Balance, December
31, 2016	193,503,096	$1,935	51	$0.05	$4,972,335	$(6,093,878)	$(1,119,608)

Common shares
issued for debt	27,708,840	257	—	—	242,831	—	243,088

Common shares
Issued for
Settlement Agreement	1,000,000	10	—	—	13,390	—	13,400

Net loss for the year
ended December
31, 2017	—	—	—	—	—	(71,738)	(71,738)

Balance,
December
31, 2017	220,211,936	$2,202	51	$0.05	$5,228,556	$(6,165,616)	$(934,857)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(71,738)	$(138,548)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	—	—
Depreciation	—	—
Loss (gain) in derivative liability	(5,649)	11,810
Loss on issuance of shares for debt	149,234	216,479
Changes in operating assets and liabilities:
Loss (gain) on discharge of debt	(130,600)	(273,774)
Increase in contingent liabilities	10,000	10,000
Accounts payable and accrued expenses	(157,188)	85,105
Stock issued for compensation	—	55,200
Stock issued for settlement agreement	144,000	—

Net Cash Used in Operating Activities	(61,941)	(33,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net	61,941	33,692
Proceeds from related party advances and notes	—	—

Net Cash Provided by Financing Activities	61,941	33,692

NET INCREASE (DECREASE) IN CASH	(0)	(35)
CASH AT BEGINNING OF PERIOD	84	119

CASH AT END OF PERIOD	$84	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Accounts payable transfer to notes payable	$—	$192,000
Fair value of common stock issued to retire debt and accrued interest	$234,088	$265,771

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Premier Products Group. Inc (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining, Inc, a Nevada corporation and wholly-owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company changed its domicile to the state of Wyoming on February 3, 2016 and changed its name to Premier Products Group, Inc. in April 2016. Subsequent to the reporting period, the Company changed its domicile to the state of Delaware in February of 2018.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

For the fiscal year ended December 31, 2017, the Company paid or accrued to its CEO, CFO, and President an aggregate of $0 in compensation and bonuses. The Company eliminated the prior $144,000 accounts payable liability to a prior President under a settlement agreement.

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

NOTE 4 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2017 and 2016 had an outstanding balance of $0 and $0, respectively.

NOTE 5 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2017, the Company had third party notes payable and accrued interest in the amount of $306,445 compared to $338,359 in the prior fiscal year. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire during the 2015 and 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2016 and December 31, 2017, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0011 to $0.0135, and the computed measure of the Company’s stock volatility, ranging from 381% to 417%.

Included in the December 31, 2017 and 2016 financial statements is a derivative liability in the amount of $6,842 and $12,492, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 are $5,649 and $(11,810) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2017	December 31, 2016
Estimated number of underlying shares	1,101,060	937,515
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	417%	381%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2017.  These items are included in “derivative liability” on the consolidated balance sheet.

		Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2016
Liabilities:
Derivative liability	$—	$—	$12,492	$12,492

Total liabilities at fair value	$—	$—	$12,492	$12,492

December 31, 2017
Liabilities:
Derivative liability	$—	$—	$6,842	$6,842

Total liabilities at fair value	$—	$—	$6,842	$6,842

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2017 and 2016.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance, January 1,	$(12,491)	$(681)
Total gains (losses) included in earnings	5,649	(11,810)

Ending balance, December 31,	$(6,842)	$(12,491)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2017 and 2016, the Company recorded accounts payable and accrued expenses in the amounts of $219,171 and $366,359, respectively. The accounts payable and accrued expenses are a combination of legal and professional fees.

NOTE 8 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. At December 31, 2017 and 2016, the Company had 220,211,936 and 193,503,096 shares issued and outstanding, respectively.

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

During the year ended December 31, 2017 a total of 25,708,840 shares of common stock were issued for the retirement of $93,854 in debt and accrued interest. The Company recognized a combined loss of $149,234 on the conversions.

During the year ended December 31, 2017, 1,000,000 shares of common stock of the Company, valued at $13,400, was issued in settlement of $144,000 in accrued payables.

NOTE 9 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 21% marginal tax rate by the cumulative net operating losses of $1,943,200. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2017 and 2016 were as follows:

	2017	2016
Cumulative net operating losses	$1,943,200	$1,882,576
Deferred tax assets: (21% Federal, 0% Delaware)
Net operating loss carry forwards	408,072	395,341
Valuation allowance	(408,072)	(395,341)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Tax benefit at statutory rate	$(2,884)	$(1,581)
Common stock for services	—	—
(Gain) loss on derivative liability	(5,649)	11,811
Debt discount	—	—
Change in valuation allowance	8,533	(10,230)
Actual tax expense	$—	$—

The Company’s net operating loss carry forwards of approximately $1,943,200 expire in various years through 2037. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the fiscal year ended December 31, 2017 in the amount of $402,483. The contingent liability includes $187,283 for settlement of an arbitration dispute plus accrued interest and fees, and a $75,000 note payable, as further defined below, and two additional prior notes payable in the amount $10,000 and $140,200.

The Company was notified through its confirmation process that a prior law firm intends to file for the collection of prior fees accrued to them in the amount of $92,000. The Company has included penalties and interest in the amount of $14,884 in its payables to account for the possible loss.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees, to account for a total liability of $187,283, which was recorded as a judgment amount in September 2016.

The Company was notified through its confirmation process that a prior law firm intends to file for the collection of prior fees accrued to them in the amount of $92,000. The Company has not stated a position related to the accrual or outcome of the amount, but the Company has included penalties and interest in the amount of $14,884 in its payables to account for the possible loss.

Derivative Liability

As described in Note 7, the Company entered into a warrant agreement which has been accounted for as a derivative.  The Company has accrued a loss contingency associated with this agreement because it is both probable that a liability had been incurred and the amount of the loss can reasonably be estimated.  The fair value of this liability is closely linked to whether the Company enters a reverse merger, initiates a public offering of stock or engages in a similar transaction. The Company believes that the realization of one or more of these events in the near future is probable and when realized, it could have a material effect on the value of the derivative liability recorded.

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

