Form 10-Q
period 2018-03-31
Premier Product Group, Inc.
filed 2019-02-25
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of February 21, 2019, was 285,555,605 shares.

2

PART I – CONSOLIDTED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

March 31, 2018 and 2017

3

PREMIER PRODUCTS GROUP, INC.

Consolidated Balance Sheets

(unaudited)

As of March 31, 2018

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Total Cash on hand	$—	$84

Total Current Assets	—	84
Fixed Assets	—	—
TOTAL ASSETS	—	84

Liabilities And Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$210,279	$209,171
Contingent liability – legal	189,783	187,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	11,786	6,842
Notes payable – related parties	4,797	—
Notes payable	276,708	306,445
Total Current Liabilities	918,553	934,942

Total Liabilities	918,553	934,942

Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605 and 220,221,936 shares issued and outstanding, respectively	2,856	2,202
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares Issued and outstanding, respectively	—	—
Paid-in Capital	6,253,949	5,228,557
Accumulated deficit	(7,175,358)	(6,165,616)
Total Stockholders’ Equity (Deficit)	(918,553)	(934,857)
TOTAL LIABILITIES AND EQUITY	$—	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Operations

(unaudited)

As of March 31, 2018

	For the Three Months Ended
	March 31
	2018	2017
REVENUES

COST OF GOOD	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
Administrative expense	8,045	—
General and administrative	1,993	—
Management expense	—	—
Professional Fees	6,976	3,607
TOTAL OPERATING EXPENSES	17,014	3,607

LOSS FROM OPERATIONS	(17,014)	(3,607)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	(4,944)	—
Gain on discharge of debt	—	130,600
Interest expense	(6,909)	(5,798)
Loss on issuance of shares for debt	(980,874)	(149,234)
Total Other Income (Expense)	(992,727)	(24,432)

GAIN (LOSS) BEFORE INCOME TAXES	(1,009,741)	(28,039)
Provision for income taxes	—	—
NET INCOME (LOSS)	(1,009,741)	(28,039)

Basic And Diluted Income (Loss) Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted	277,315,605	220,211,936

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

As of March 31, 2018

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(1,009,741)	(28,039)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	4,944	—
Loss on issuance of shares for debt	980,874	149,234
Changes in operating assets and liabilities:
Loss (gain) on discharge of debt	—	(130,600)
Stock issued for settlement agreement	—	144,000
Accounts payable and accrued expenses	3,607	(165,393)
Net Cash Used in Operating Activities	(20,316)	(30,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	—	—
Proceeds from notes payable	20,232	30,798
Net Cash Provided by Financing Activities	20,232	30,798

NET INCREASE (DECREASE) IN CASH	(84)	—
CASH AT BEGINNING OF PERIOD	84	84
CASH AT END OF PERIOD	$—	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITES
Common stock issued to retire debt and accrued interest	$45,172	$—

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

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

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly-owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on February 1, 2019. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2017 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Interest Accruals

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized interest accruals of $45,020 and $35,081, respectively.

Loss Per Share

The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC Topic No. 260, “Earnings Per Share.”

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

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

Balance
Balance forward, January 1, 2017	$(12,497)
Total gains (losses) included in earnings, FY 2017	5,649

Balance, December 31, 2017	$(6,842)
Total gains (losses) included in earnings, three months ended March 31, 2018	(4,944)

Ending balance, March 31, 2018	$(11,786)

NOTE 4 – NON-CONSOLIDATED FINANICAL INFORMATION

ASSETS AND LIABILITIES – Quarter Ended March 31, 2018

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Total Cash on hand	$-	$-

Total Current Assets	-	-
Fixed Assets	-	-
TOTAL ASSETS	-	-

Liabilities
Accounts payable and accrued expenses	$-	$210,279
Contingent liability – legal	-	189,783
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	11,786
Notes payable – related parties	-	4,797
Notes payable	7,818	268,890
Total Current Liabilities	7,818	910,735

Total Liabilities	$7,818	$910,735

STATEMENTS OF OPERATION – Quarter Ended March 31, 2018

	PARENT		SUBSIDIARY
REVENUES	$		$

COST OF GOOD		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Administrative expense		-		8,045
General and administrative		1,909		84
Management expense		-		-
Professional Fees		6,976		-
TOTAL OPERATING EXPENSES		8,885		8,129

LOSS FROM OPERATIONS		(8,885)		(8,129)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		-		(4,944)
Interest expense		(40)		(6,869)
Loss on issuance of shares for debt		-		(980,874)
Total Other Income (Expense)		(40)		(992,687)

GAIN (LOSS) BEFORE INCOME TAXES		(8,925)		(1,000,816)
Provision for income taxes		-		-
NET INCOME (LOSS)		$(8,925)		$(1,000,816)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended March 31, 2018, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation.

For the three months ended March 31, 2017, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis. The lease was terminated in 2016.

NOTE 6 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2018 and 2017 had an outstanding balance of $4,797 and $0, respectively.

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

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended March 31, 2018, the Company had third party notes payable and accrued interest in the amount of $276,708 compared to $342,878 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at March 31, 2018 and December 31, 2017, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0065 to $0.032, and the computed measure of the Company’s stock volatility, ranging from 220% to 382%.

Included in the March 31, 2018 and December 31, 2017 financial statements is a derivative liability in the amount of $11,786 and $6,842, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the three months ended March 31, 2018 and year-end December 31, 2017 are $(4,944) and $5,649 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2018, the Company recorded accounts payable and accrued expenses in the amount of $210,279, compared to the year ended December 31, 2017 of $209,171. The accounts payable and accrued expenses include $210,279 in legal and professional fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended March 31, 2018 in the amount of $414,983. The contingent liability includes $189,783 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2018

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $64,783 in accrued penalties and fees, to account for liability they have incurred.

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

NOTE 10 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At March 31, 2018, the Company had 285,555,605 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At March 31, 2018, the Company had 51 shares issued and outstanding.

During the three months ended March 31, 2018, a total of 65,343,669 shares of common stock for issued the retirement of $45,172 in debt and accrued interest. The Company recognized a combined loss of $980,874 on the conversions.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2018 and 2017

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 30, 2018 were $17,014 compared to $3,607 during the similar period in 2017, an increase of $13,407. This increase was as a result of an increase in administrative expense of $8,045, professional fees of $3,369, and general and administrative expense of $1,993. Additionally, we recorded $0 for the three months ended March 31, 2018 in non-cash gains arising from a gain on discharge of debt, compared to $130,600 for the three months ended March 31, 2017. We recorded other expenses of $992,727 for the three months ended March 31, 2018, which included $4,944 in loss on derivative liability, $6,909 in interest expense, and $980,874 in loss on issuance of shares for debt, compared to the three months ended March 31, 2017, where we recorded $0 change in derivative liability, interest expense of $5,798 and loss on issuance of shares for debt of $149,234. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $1,009,741, approximately $(0.00) per share, during our three-month period ended March 31, 2018, compared to a net gain of $28,039, approximately $0.00 per share, during the three-month period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash or cash equivalents of $0.

Net cash used in operating activities was $20,316 during the three month period ended March 31, 2018, compared to $30,798 for the three month period ended March 31, 2017. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $20,568 for the three-month period ended March 31, 2018, compared to $30,798 during the three months ended March 31, 2017 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the three months ended March 31, 2018 and 2017.

Certain of our shareholders have provided us with loans and contributions aggregating $281,505 as of March 31, 2018. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2018.

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

Based on management’s assessment, management believes that, as of March 31, 2018, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees of $64,783, to account for a total liability of $189,783, which was recorded as a judgment amount in September 2016.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC

Date: February 25, 2019	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Executive Officer

Date: February 25, 2019	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Financial Officer

Date: February 25, 2019	By:	/s/ Jimmy Lee
Name: Jimmy Lee
Title: Director

Date: February 25, 2019	By:	/s/ Yun Bai
Name: Yun Bai
Title: Director

