Form 10-Q
period 2018-06-30
Premier Product Group, Inc.
filed 2019-02-25
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2018

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER PRODUCTS GROUP, INC.

June 30, 2018 and 2017

3

PREMIER PRODUCTS GROUP, INC.

Consolidated Balance Sheets

(unaudited)

As of June 30, 2018

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Total Cash on hand	$—	$84

Total Current Assets	—	84
Fixed Assets	—	—
TOTAL ASSETS	—	84

Liabilities and Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$211,385	$209,171
Contingent liability – legal	192,283	187,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	8,952	6,842
Notes payable – related parties	4,894	—
Notes payable	280,964	306,445
Total Current Liabilities	923,678	934,942

Total Liabilities	923,678	934,942

Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605 and 220,211,936 shares issued and outstanding, respectively	2,856	2,202
Preferred stock (Series B), $0.001 par value, 51 shares authorized and 51 shares Issued and outstanding, respectively	—	—
Paid-in Capital	6,253,949	5,228,557
Accumulated deficit	(7,180,483)	(6,165,616)
Total Stockholders’ Equity (Deficit)	(899,346)	(934,857)
TOTAL LIABILITIES AND EQUITY	$—	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Operations

(unaudited)

As of June 30, 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES	$-	$-	$-	$-

COST OF GOOD	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
Administrative expense	—	—	8,045	—
General & administrative	—	—	1,993	—
Management expense	—	—	—	—
Professional fees	1,107	3,607	8,083	7,214
TOTAL OPERATING EXPENSES	1,107	3,607	18,121	7,214

LOSS FROM OPERATIONS	(1,107)	(3,607)	(18,121)	(7,214)

OTHER INCOME (EXPENSE)
Gain (Loss) on Derivative Liability	2,834	—	(2,110)	—
Gain on discharge of debt	—	—	—	130,600
Interest Expense	(6,852)	(4,580)	(13,762)	(10,378)
Loss on issuance of shares for debt	—	—	(980,874)	(149,234)
TOTAL OTHER INCOME (EXPENSE)	(4,018)	(4,580)	(996,746)	(29,012)

GAIN (LOSS) BEFORE INCOME TAXES	(5,125)	(8,187)	(1,014,867)	(36,226)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(5,125)	(8,187)	(1,014,867)	(36,226)

Basic And Diluted Income (Loss) Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted	285,555,605	220,211,936	281,435,604	220,211,936

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

As of June 30, 2018

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(1,014,887)	(36,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	2,110	—
Loss on issuance of shares for debt	980,874	149,234
Changes in operating assets and liabilities:
Loss (gain) on discharge of debt	—	(130,600)
Stock issued for settlement agreement	—	144,000
Accounts payable and accrued expenses	7,214	(176,786)
Net Cash Used in Operating Activities	(24,689)	(50,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	—	—
Proceeds from notes payable	24,605	50,378
Proceeds from related party advances and notes	—	—
Repayment of related party advances and notes	—	—
Net Cash Provided by Financing Activities	24,605	50,378

NET INCREASE (DECREASE) IN CASH	(84)	—
CASH AT BEGINNING OF PERIOD	84	84
CASH AT END OF PERIOD	$—	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITES
Common stock issued to retire debt and accrued interest	$45,172	$267

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on February 1, 2019. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

Balance
Balance forward, January 1, 2017	$(12,497)
Total gains (losses) included in earnings, FY 2017	5,649

Balance, December 31, 2017	$(6,842)
Total gains (losses) included in earnings, six months ended June, 30, 2018	(2,110)

Ending balance, June 30, 2018	$(8,952)

NOTE 4 – NON-CONSOLIDATED FINANCIAL INFORMATION

ASSETS AND LIABILITIES – Quarter Ended June 30, 2018

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Total Cash on hand	$-	$-

Total Current Assets	-	-
Fixed Assets	-	-
TOTAL ASSETS	-	-

Liabilities
Accounts payable and accrued expenses	$—	$211,385
Contingent liability – legal	—	182,283
Contingent liability – notes	—	225,200
Derivative liability – warrants	—	8,952
Notes payable – related parties	—	4,894
Notes payable	7,934	273,030
Total Current Liabilities	7,934	915,744

Total Liabilities	$7,934	$915,744

STATEMENTS OF OPERATION – Quarter Ended June 30, 2018

	PARENT		SUBSIDIARY
REVENUES	$		$

COST OF GOOD		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Administrative expense		-		-
General and administrative		-		-
Management expense		-		-
Professional Fees		1,107		-
TOTAL OPERATING EXPENSES		1,107		-

LOSS FROM OPERATIONS		(1,107)		-

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		-		2,834
Interest expense		(116)		(6,736)
Loss on issuance of shares for debt		-		-
Total Other Income (Expense)		(116)		(3,902)

GAIN (LOSS) BEFORE INCOME TAXES		(1,223)		(3,902)
Provision for income taxes		-		-
NET INCOME (LOSS)		$(1,223)		$(3,902)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended June 30, 2018, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

For the three months ended June 30, 2017, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis. The lease was terminated in 2016.

NOTE 6 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at June 30, 2018 and 2017 had an outstanding balance of $4,894 and $0, respectively.

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

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended June 30, 2018, the Company had third party notes payable and accrued interest in the amount of $280,964 compared to $337,109 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expire during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

June 30, 2018

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at June 30, 2018 and December 31, 2017, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0017 to $0.0980, and the computed measure of the Company’s stock volatility, ranging from 220% to 382%.

Included in the June 30, 2018 and December 31, 2017 financial statements is a derivative liability in the amount of $8,952 and $6,842, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the six months ended June 30, 2018 and year-end December 31, 2017 are $(2,110) and $5,649 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended June 30, 2018, the Company recorded accounts payable and accrued expenses in the amount of $211,385, compared to the year ended December 31, 2017 of $209,171. The accounts payable and accrued expenses include $211,385 in legal and professional fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended June 30, 2018 in the amount of $417,483. The contingent liability includes $192,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2018

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $67,283 in accrued penalties and fees, to account for liability they have incurred.

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

During the six months ended June 30, 2018, a total of 65,343,669 shares of common stock for issued the retirement of $45,172 in debt and accrued interest. The Company recognized a combined loss of $980,874 on the conversions.

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

Results of Operations

Comparison of Results of Operations for the three and six months ended June 30, 2018 and 2017

Total operating expenses, which included general and administrative expenses incurred during the three and six-month periods, ended June 30, 2018 were $1,107 and $18,121 compared to $3,607 and $7,214 during the similar period in 2017, a decrease of $2,500 and an increase of $10,907, respectively. This increase in the six months ended June 30, 2018 was as a result of an increase in administrative expense of $8,045, professional fees of $869, and general and administrative expense of $1,993. Additionally, we recorded $0 for the six months ended June 30, 2018 in non-cash gains arising from a gain on discharge of debt, compared to $130,600 for the six months ended June 30, 2017. We recorded other expenses of $996,746 for the six months ended June 30, 2018, which included $2,110 in loss on derivative liability, $13,762 in interest expense, and $980,874 in loss on issuance of shares for debt, compared to the six months ended June 30, 2017, where we recorded $0 change in derivative liability, interest expense of $10,378 and loss on issuance of shares for debt of $149,234. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $1,014,867, approximately $(0.00) per share, during our six-month period ended June 30, 2018, compared to a net loss of $36,226, approximately $(0.00) per share, during the six-month period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash or cash equivalents of $0.

Net cash used in operating activities was $24,689 during the six month period ended June 30, 2018, compared to $50,378 for the six month period ended June 30, 2017. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $24,605 for the six-month period ended June 30, 2018, compared to $50,378 during the six months ended June 30, 2017 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the six months ended June 30, 2018 and 2017.

Certain of our shareholders have provided us with loans and contributions aggregating $285,858 as of June 30, 2018. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2018.

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

Leases – We follow the guidance in SFAS No. 13 ”Accounting for Leases ,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

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

Based on management’s assessment, management believes that, as of June 30, 2018, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

