Form 10-K
period 2018-12-31
Premier Product Group, Inc.
filed 2019-04-15
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PREMIER PRODUCTS GROUP, INC .
(Exact name of registrant as specified in its charter)

Delaware	000-51232	68-0582275
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

850 Stephenson Hwy, Suite 601 Troy, Michigan 48083
(Address of principal executive offices, including zip code)

586-467-5841
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2018, based on a closing price of $0.0052 was approximately $1,484,889. As of December 31, 2018, the registrant had 285,555,605 shares of its common stock, par value $0.00001 per share, outstanding.

As of March 31, 2019, there were 299,555,605 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

PREMIER PRODUCTS GROUP. INC

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

 Item 1. Business .

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

In February 2018, the Company changed its domicile from the State of Wyoming to the State of Delaware as filed in our Form 8-K with the Securities Exchange Commission on March 1, 2018. The Company completed a Holding Company Reorganization, whereby On February 22, 2018, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Premier Products Group, Inc.” to “Valley High Mining Company”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Valley High Mining Company, as previously constituted (the “Predecessor”) became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, Premier Products Group, Inc. (the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity. The Holding Company Reorganization was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations.

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

. Prior to this action, in February 2016, the Company changed its domicile from the state of Nevada to the State of Wyoming as filed in our Form 8-K on March 1, 2016.

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

Our principal place of business is located at 1325 Cavendish Drive, Suite 201, Silver Spring, MD 20905. Our phone number is (301) 202-7762 and our website address is www.valleyhighmining.com .

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

Employees

As of December 31, 2018, we had one (1) part-time employees, who acted as our as interim Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties .

During the fiscal year ended December 31, 2018, the Company utilitzed office space under the control of our current interim Chief Executive Officer, approximately 400 square feet of executive office space located at 1325 Cavendish Drive, in Silver Spring, MD, without charge, on a month to month basis.

Item 3. Legal Proceedings.

In March 2014, the Company entered into a settlement agreement with one of its former CEO, Andrew Telsey.  A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration, however, the Company was unable to perform under the settlement agreement. As of December 2018, the Company has recorded a legal liability in the amount of $197,283, the awarded amount plus accrued interested to account for liability they have incurred.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative liability, which amounted to $7,254 at the fiscal year ended December 31, 2018.

Item 4. Mine Safety Disclosures .

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

Year Ended	High	Low

March 31, 2017	$0.0064	$0.0064
June 30, 2017	$0.0054	$0.0045
September 30, 2017	$0.0025	$0.0020
December 31, 2017	$0.0120	$0.0090

March 31, 2018	$0.0219	$0.0061
June 30, 2018	$0.0119	$0.0049
September 30, 2018	$0.0072	$0.0040
December 31, 2018	$0.0095	$0.0037

(b) Holders

As of December 31, 2018, a total of 285,555,605 shares of the Company’s common stock are currently outstanding held by 1,202 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

The Company has instructed its transfer agent to place a stop transfer on certificates representing 20,000,000 shares of common stock pursuant to a failed Regulation S Stock Purchase Agreement as these shares were not paid for.

During the year ended December 31, 2018 a total of 65,343,669 shares of common stock were issued for the retirement of debt and accounts payable in the amount of $45,172. The Company recognized a netted loss of $ 980,874 on the conversions and transaction.

 Rule 10B-18 Transactions

During the years ended December 31, 2017 and 2018, there were no repurchases of the Company’s common stock by the Company

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2018 and 2017

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2018 were $152,647, compared to $13,733 during our fiscal year ended December 31, 2017, an increase of $138,914. The increase was attributable to an increase in administrative expense of $83,045, an increase in management expense of $67,109, and an increase in general and administrative expense of $2,493.

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a loss on derivative liability of $412, interest expense of $28,623, and a loss on issuance of shares for debt of $980,874.

As a result, we incurred a net loss of $1,162,556 (approximately $0.00 per share) for the fiscal year ended December 31, 2018, compared to a net loss of $71,738 during our fiscal year ended December 31, 2017 (approximately $0.00 per share).

Liquidity and Capital Resources

As of December 31, 2018, we had cash or cash equivalents of $0.

Net cash used in operating activities was $97,930 during our fiscal year ended December 31, 2018, compared to $61,941 during our fiscal year ended December 31, 2017.

Cash flows provided or used in investing activities were $0.00 provided for the year ended December 31, 2018 and $0.00 used during our fiscal year ended December 31, 2017. Net cash flows provided by financing activities was $97,846 during our fiscal year ended December 31, 2018, compared to $61,941 during our fiscal year ended December 31, 2017.

During our fiscal year ended December 31, 2018, net borrowing from related parties totaled $109,609.91. During our fiscal year ended December 31, 2017 certain of our shareholders provided us with loans aggregating $0. These loans carry interest of 6% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

None.

Item 9A. Controls and Procedures .

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

Based on management’s assessment, management believes that, as of December 31, 2018, our internal control over financial reporting presented a material weakness. The assessment is based on the changes in management throughout the year. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 9B. Other Information .

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2018:

Name	Age	Position

Clifford Pope (1)	67	Chief Executive Officer, Chief Financial Officer, Director
Jimmy Lee (2)	35	Director, Chief Financial Officer
Yun Bai (3)	49	Director
Parashar Patel (4)		Chief Executive Officer, Director

(1)	Mr. Pope was appointed to serve as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 13, 2016. Mr. Pope turn control of the Company over to Mr. Erickson on February 13, 2017 in anticipation of the merger with Satic USA. Mr. Pope resumed his roles as the Company’s Chief Executive Officer, Chief Financial Officer, and sole member of the Board on January 4, 2018 when the two companies were unable to close the Satic transaction, the agreement was cancelled, and officer and director positions were rescinded to their original status. Mr. Pope resigned his officer and director positions subsequent to the fiscal year end on March 22, 2019 and effective following approval of the Form 14C filing.

(2)	Mr. Lee was appointed to the Board of Directors on November 25, 2018. He was appointed Chief Financial Officer on March 22, 2019.

(3)	Mr. Bai was appointed to the Board of Directors on November 25, 2018.

(4)	Mr. Patel was appointed to the Board of Directors subsequent to the fiscal year end on March 22, 2019 and effective following approval of the Form 14C filing.

Following is biographical information of our current management:

Clifford Pope , 67, has over 35 years of experience in Information Technologies (IT), business development and providing a variety of related services and products.  Over the past 25 years as a CEO/President, was the founder of five businesses providing technical support services and IT products to the USA military and federal government agencies. His background includes marketing research, developing business plans, creating and establishing business infrastructures, computer manufacturing, managing business development campaigns; implementing various IT operations from network Operating Centers, Voice over Internet Protocol services, Help Desk Operations, software development, medical diagnostic testing devices, and business process re-engineering. Mr. Pope has been the CEO/President of public a company since 2003, very knowledgeable of financial statements, producing disclosure and financial statements, cost accounting, federal government practices, protocols, and private industry practices.  Has a working experience in corporate mergers, stock exchanges, and the formation of public entities and very knowledgeable of the corporate governance requirements of the Sarbanes-Oxley Act.

Jimmy Lee, age 35, graduated from University at Albany with a Bachelor degree in Accounting, and received his CPA license in NY. Mr. Lee has over 10 years of experience in public accounting where he has worked for multiple public CPA firms in New York City involving audits and accounting for reverse mergers and IPO entities listing on Nasdaq NYSE and OTC Markets. Since 2010, Mr. Lee manages his own CPA Firm providing accounting and advisory services to firms located in China and Malaysia. Mr. Lee as an enthusiastic entrepreneur, well versed with both US and Asia markets, and with expertise in going public, mergers and acquisitions brings great values to the firm.

Yun Bai, age 49, graduated from Shenzhen University, majoring in international finance and trade in July 1989. He has served as Deputy Chief  and Section Chief of Shenzhen Cereals, Oils and Foodstuffs Import and Export Corporation for 7 years. He was the general manager of Shenzhen Tianjun Industrial Co, Ltd Guangzhou Branch from July 1989 to December 1996, and the general manager of Guangdong Junyu Trade Development Co, Ltd. from November 1999 to October 2015. Mr. Bai has extensive business, operational and management experience specifically in project planning, investing, and financing.

Parashar Patel, age 65, has served as President of Baying Ecological and concurrently President of Resgreen Group International, Inc. From 2005 to 2008, he served as chief technical officer of Avanti Systems, Inc. and, while stationed in Taipei Taiwan and in Shanghai, China, he was responsible for manufacturing quality control and sequenced delivery. Mr. Patel has over 40 years of business and system development and analyses experience with an emphasis on the design, development and deployment of large-scale real-time transaction processing systems and applications. Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975. We believe that Mr. Patel’s extensive business, operational and management experience and, in particular his substantial information technology experience, give him the qualifications and skills to serve as chief executive officer, secretary and director of our company.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely.

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Clifford Pope	2018	$0	$0	$0	$0
CEO (1)	2017	$0	$0	$0	$0

(1)	Mr. Pope was appointed as the Company’s Chief Executive Officer and Chief Financial Officer on January 13, 2016 and served until February 13, 2017. He has reassumed those roles effective January 4, 2018. There were no accruals or payments for Mr. Pope during the fiscal year ended December 31, 2018.

Employment Agreements

Mr. Pope was awarded a six (6) month employment agreement at the beginning of his service, January 13, 2016. The agreement was a non-exclusive service agreement that paid Mr. Pope a base salary of $3,500 per month and entitled him to 1,000,000 shares of restricted common stock per month. The financial component of the contract has since expired fully earned. Additionally, Mr. Pope is reimbursed for accountable direct expenses in connection with the performance of his duties. Currently, and subsequent to the reporting period, Mr. Pope is working without contact for compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of December 31, 2018, by (i) each person known to us to own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Common	Clifford Pope (3)	6,000,000	2%
Preferred	1325 Cavendish Drive, Suite 201	51	100%
	Silver Spring, MD 20905

Common	All Officers and Directors as a group	6,000,000	2%
	(1 person)

Common	All officers, directors and 5% holders as a group	6,000,000	2%
Preferred	(3 persons and entities)	51	100%

*	Less than 1%

(1)	Based on 285,555,605 shares of common stock issued and outstanding as of December 31, 2018.
(2)	Mr. Pope is the sole holder of a super voting preferred class of stock.
(3)	Mr. Pope is the Chief Executive Officer, Chief Financial Officer, and director of our Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

  Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended December 31, 2018, the Company borrowed $109,609.91 in related party advances.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Audit Fees	$43,740	$32,400
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$43,740	$32,400

Audit Fees . Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2018 and 2017 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PREMIER PRODUCTS GROUP, INC

Date: April 15, 2019	By:	/s/ Clifford Pope
Name: Clifford Pope
Title: Chief Executive Officer, Director

Date: April 15, 2019	By:	/s/ Jimmy Lee
Name: Jimmy Lee
Title: Chief Financial Officer, Director

Date: April 15, 2019	By:	/s/ Yun Bai
Name: Yun Bai
Title: Director

PREMIER PRODUCTS GROUP, INC

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Products Group, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

April 15, 2019

PREMIER PRODUCTS GROUP, INC

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS

Cash	$0	$84
Total Current Assets	0	84

TOTAL ASSETS	$0	$84

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Accounts payable and accrued expenses	$237,340	$209,171
Accounts payable and accrued expenses - related parties	—	—
Contingent liability - legal	197,283	187,283
Contingent liability - notes	225,200	225,200
Derivative liability - warrants	7,254	6,842
Notes payable	404,291	306,445
Total Current Liabilities	1,071,368	934,942
Total Liabilities	1,071,368	934,942

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 500,000,000 shares
authorized, 285,555,605 and 220,211,936 shares issued and
outstanding, respectively	2,856	2,202
Preferred stock (Series B), $0.001 par value, 51 shares
authorized, 51 and 0 shares issued and outstanding,
respectively	—	—
Additional paid-in capital	6,253,949	5,228,557
Accumulated deficit	(7,328,172)	(6,165,616)
Total Stockholders' Equity (Deficit)	(1,071,368)	(934,857)
TOTAL LIABILITIES AND EQUITY	$0	$84

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

REVENUE	$—	$—
COST OF SALES	—	—
GROSS PROFIT	—	—

OPERATING EXPENSES
Depreciation expense	—	—
Management expense	—	—
Administrative expense	83,045	—
Professional Fees	67,109	13,733
Travel & Entertainment	—	—
General & Administrative	2,493	—
Total Expenses	152,647	13,733
LOSS FROM OPERATIONS	(152,647)	(13,733)

Other Income
Gain on discharge of debt	—	130,600
Gain (Loss) on Derivative Liability	(412)	5,649
Total Other Income	(412)	136,249

Other Expenses
Interest expense - accrued	28,623	45,020
Loss on issuance of shares for debt	980,874	149,234
Total Other Expenses	1,009,497	194,245
Net Other Income (Expense)	(1,010,321)	(58,005)
LOSS BEFORE INCOME TAXES	(1,162,556)	(71,738)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,162,556)	$(71,738)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
AND DILUTED	285,555,605	215,843,883

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Preferred		Paid-in	Accumulated
	Shares	Amount	Stock Shares	Amount	Capital	Deficit	Total

Balance,
December 31, 2016	193,503,096	$1,935	51	$0.05	$4,972,335	$(6,093,878)	$(1,119,608)

Common shares
Issued for
Settlement Agreement	1,000,000	10	—	—	13,390	—	13,400

Common shares
issued for debt	27,708,840	257	—	—	242,831	—	243,088

Net loss for the
year ended
December
31, 2017	—	—	—	—	—	(71,738)	(71,738)

Balance, December
31, 2017	220,211,936	$2,202	51	$0.05	$5,228,556	$(6,165,616)	$(934,857)

Common shares
issued for debt	65,343,669	653	—	—	1,025,392	—	1,026,045

Net loss for the year
ended December
31, 2018	—	—	—	—	—	(1,162,556)	(1,162,556)

Balance,
December
31, 2018	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,328,172)	$(1,071,368)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,162,556)	$(71,738)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	—	—
Loss (gain) in derivative liability	412	(5,649)
Loss on issuance of shares for debt	980,874	149,234
Changes in operating assets and liabilities:
Loss (gain) on discharge of debt	—	(130,600)
Increase in contingent liabilities	10,000	10,000
Accounts payable and accrued expenses	28,168	(63,334)
Stock issued for discharge of debt	45,172	93,854
Stock issued for settlement agreement	—	144,000

Net Cash Used in Operating Activities	(97,930)	(61,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—

Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable, net	97,846	61,941
Proceeds from related party advances and notes	—	—

Net Cash Provided by Financing Activities	97,846	61,941

NET INCREASE (DECREASE) IN CASH	(84)	(0)
CASH AT BEGINNING OF PERIOD	84	84

CASH AT END OF PERIOD	$—	$84

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income Taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Accounts payable transfer to notes payable	$—	$—
Fair value of common stock issued to retire debt and accrued interest	$1,025,392	$234,088

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Premier Products Group. Inc (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining, Inc, a Nevada corporation and wholly-owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company changed its domicile to the state of Wyoming on February 3, 2016 and changed its name to Premier Products Group, Inc. in April 2016. During the current fiscal year, the Company changed its domicile to the state of Delaware in February of 2018.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions at December 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

NOTE 3 – NON-CONSOLIDATED FINANICAL INFORMATION

ASSETS AND LIABILITIES – Year Ended December 31, 2018

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Total Cash on hand	$-	$-

Total Current Assets	-	-
Fixed Assets	-	-
TOTAL ASSETS	-	-

Liabilities
Accounts payable and accrued expenses	$30,828	$199,956
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	7,254
Notes payable – related parties	-	5,095
Notes payable	117,779	281,417
Total Current Liabilities	148,607	922,761

Total Liabilities	$148,607	$922,761

STATEMENTS OF OPERATION – Year Ended December 31, 2018

	PARENT		SUBSIDIARY
REVENUES	$		$

COST OF GOOD		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Administrative expense		75,000		8,045
General and administrative		2,409		84
Professional Fees		57,109		10,000
TOTAL OPERATING EXPENSES		134,518		18,129

LOSS FROM OPERATIONS		(134,518)		(18,129)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		-		(412)
Interest expense		(1,429)		(27,194)
Loss on issuance of shares for debt		-		(980,874)
Total Other Income (Expense)		(1,429)		(1,008,480)

GAIN (LOSS) BEFORE INCOME TAXES		(135,947)		(1,026,609)
Provision for income taxes		-		-
NET INCOME (LOSS)		$(135,947)		$(1,026,609)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal years ended December 31, 2018 and 2017, the Company paid or accrued to its CEO, CFO, and President an aggregate of $0 in compensation and bonuses.

During the fiscal year ended December 31, 2017, the Company eliminated the prior $144,000 accounts payable liability to a prior President under a settlement agreement.

Office Space

For the fiscal years ended December 31, 2018 and 2017, the utilitzed approximately 400 square feet of executive office space in Silver Spring, MD, without charge, on a month to month basis from our current CEO.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at December 31, 2018 and 2017 had an outstanding balance of $0 and $0, respectively.

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2018, the Company had third party notes payable and accrued interest in the amount of $404,291 compared to $306,445 in the prior fiscal year. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire between 2015 and 2019 fiscal years and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

Gain on Discharge of Debt

During the fiscal year ended December 31, 2017, the Company recognized a Gain on Discharge of Debt in the amount of $130.600.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2017 and December 31, 2018, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0044 to $0.0255, and the computed measure of the Company’s stock volatility, ranging from 220% to 382%.

Included in the December 31, 2018 and 2017 financial statements is a derivative liability in the amount of $7,254 and $6,842, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 are $(412) and $5,649 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2018	December 31, 2017
Estimated number of underlying shares	1,427,780	1,101,060
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	382%	417%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2018.  These items are included in “derivative liability” on the consolidated balance sheet.

		Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2017
Liabilities:
Derivative liability	$—	$—	$6,842	$6,842

Total liabilities at fair value	$—	$—	$6,842	$6,842

December 31, 2018
Liabilities:
Derivative liability	$—	$—	$7,254	$7,254

Total liabilities at fair value	$—	$—	$7,254	$7,254

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2018 and 2017.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 20178 and 2017:

	2018	2017
Beginning balance, January 1,	$(6,842)	$(12,491)
Total gains (losses) included in earnings	(412)	5,649

Ending balance, December 31,	$(7,254)	$(6,842)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2018 and 2017, the Company recorded accounts payable and accrued expenses in the amounts of $193,600 and $219,171, respectively. The accounts payable and accrued expenses are a combination of legal and professional fees.

NOTE 8 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. At December 31, 2018 and 2017, the Company had 285,555,605 and 220,211,936 shares issued and outstanding, respectively.

During the year ended December 31, 2018, the Company moved its domicile from Wyoming to Delaware and affirmed its par valued at $0.00001 per share.

During the year ended December 31, 2017 a total of 25,708,840 shares of common stock were issued for the retirement of $93,854 in debt and accrued interest. The Company recognized a combined loss of $ 149,234 on the conversions.

During the year ended December 31, 2017, 1,000,000 shares of common stock of the Company, valued at $13,400, was issued in settlement of $144,000 in accrued payables.

During the year ended December 31, 2018 a total of 65,343,669 shares of common stock were issued for the retirement of $45,172 in debt and accrued interest. The Company recognized a combined loss of $ 980,874 on the conversions.

NOTE 9 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 21% marginal tax rate by the cumulative net operating losses of $2,052,107. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2018 and 2017 were as follows:

	2018	2017
Cumulative net operating losses	$2,095,847	$1,943,200
Deferred tax assets: (21% Federal, 0% Delaware)
Net operating loss carry forwards	440,128	408,072
Valuation allowance	(440,128)	(408,072)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2017	2016
Tax benefit at statutory rate	$(2,884)	$(2,884)
Common stock for services	—	—
(Gain) loss on derivative liability	412	(5,649)
Debt discount	—	—
Change in valuation allowance	2,472	8,533
Actual tax expense	$—	$—

The Company’s net operating loss carry forwards of approximately $2,095,847 expire in various years through 2038. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the fiscal year ended December 31, 2018 in the amount of $422,483. The contingent liability includes $197,283 for settlement of an arbitration dispute plus accrued interest and fees, and a $75,000 note payable, as further defined below, and two additional prior notes payable in the amount $10,000 and $140,200.

The Company was notified through its confirmation process that a prior law firm intends to file for the collection of prior fees accrued to them in the amount of $92,000. The Company has included penalties and interest in the amount of $14,884 in its payables to account for the possible loss for a total of $106,884.

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

The Company was notified through its confirmation process that a prior law firm intends to file for the collection of prior fees accrued to them in the amount of $92,000. The Company has not stated a position related to the accrual or outcome of the amount, but the Company has included penalties and interest in the amount of $14,884 in its payables to account for the possible loss for a total of $106,884.

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

NOTE 11 – SUBSEQUENT EVENTS

On March 22, 2019, the holder of the 51 shares of Series B Preferred shares sold the shares to Parashar Patel and Jimmy Lee, jointly under a Stock Purchase Agreement, which constitutes a change of control. Mr. Patel and Mr. Lee are officers and directors of the Company.

In conjunction with the change of control, our then current CEO, Clifford Pope, resigned his officer and director positions and Mr. Parashar Patel replaced him on the board of directors and as CEO effective following approval of the Form 14C filing.

