Form 10-Q
period 2019-03-31
Premier Product Group, Inc.
filed 2019-05-15
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   March 31, 2019

Commission File Number 000-51232

PREMIER PRODUCTS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

850 Stephenson Hwy, Suite 601

Troy, Michigan 48083

(Address of principal executive offices) (Zip Code)

(586) 467-5841

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 14, 2019, was 285,555,605 shares.

2

PART I – CONSOLIDTED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

March 31, 2019 and 2018

3

PREMIER PRODUCTS GROUP, INC.

Consolidated Balance Sheets

(unaudited)

As of March 31, 2019

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Total Cash on hand	$-	$-

Total Current Assets	-	-
Fixed Assets	-	-
TOTAL ASSETS	-	-

Liabilities And Stockholders’ Deficit
Liabilities
Accounts payable and accrued expenses	$268,099	$237,340
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	10,625	7,254
Notes payable – related parties	156,841	-
Notes payable	299,009	404,291
Total Current Liabilities	1,157,057	1,071,368

Total Liabilities	1,157,057	1,071,368

Stockholders’ Deficit
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605 and 285,555,605 shares issued and outstanding, respectively	2,856	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares Issued and outstanding, respectively	-	-
Paid-in Capital	6,253,949	6,253,949
Accumulated deficit	(7,413,862)	(7,328,172)
Total Stockholders’ Equity (Deficit)	(1,157,057)	(1,071,368)
TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Operations

(unaudited)

As of March 31, 2019

	For the Three Months Ended
	March 31
	2019		2018
REVENUES	$		$

COST OF GOOD		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Administrative expense		15,000		8,045
General and administrative		-		1,993
Management expense		-		-
Professional Fees		60,720		6,976
TOTAL OPERATING EXPENSES		75,720		17,014

LOSS FROM OPERATIONS		(75,720)		(17,014)

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		(3,371)		(4,944)
Gain on discharge of debt		-		-
Interest expense		(6,599)		(6,909)
Loss on issuance of shares for debt		-		(980,874)
Total Other Income (Expense)		(9,970)		(992,727)

GAIN (LOSS) BEFORE INCOME TAXES		(85,690)		(1,009,741)
Provision for income taxes		-		-
NET INCOME (LOSS)		(85,690)		(1,009,741)

Basic And Diluted Income (Loss) Per Common Share		$(0.00)		$(0.00)

Weighted Average Number Of Common Shares Outstanding - Basic And Diluted		285,555,605		277,315,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
Consolidated Statements of Changes in Stockholders' Deficit
(unaudited)
For the Three-Months Ended March 31, 2019 and 2018

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December
31, 2018	220,211,936	$2,202	51	$0.05	$5,228,556	$(6,165,616)	$(934,857)

Common shares
issued for debt	65,343,669	653	—	—	1,025,392	—	1,026,045

Net loss	—	—	—	—	—	(1,009,741)	(1,009,741)

Balance, Mar 31, 2018	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,175,357)	$(918,553)

Net loss	—	—	—	—	—	(5,126)	(5,126)

Balance, June 30, 2018	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,180,483)	$(923,678)

Net loss	—	—	—	—	—	(6,700)	(6,700)

Balance, Sept 30, 2018	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,187,183)	$(930,378)

Net loss	—	—	—	—	—	(140 ,989)	(140,989)

Balance,
December
31, 2018	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,328,172)	$(1,071,368)

Net loss	—	—	—	—	—	(85,690)	(85,690)

Balance,
March 31, 2019	285,555,605	$2,855	51	$0.05	$6,253,948	$(7,413,862)	$(1,157,057)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

As of March 31, 2019

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net gain (loss)	$(85,690)	$(1,009,741)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	3,371	4,944
Loss on issuance of shares for debt	—	980,874
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	30,760	3,607
Net Cash Used in Operating Activities	(51,559)	(20,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for assets	—	—
Net Cash Provided by (Used in) Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	—	—
Proceeds from notes payable	51,559	20,232
Net Cash Provided by Financing Activities	51,559	20,232

NET INCREASE (DECREASE) IN CASH	—	(84)
CASH AT BEGINNING OF PERIOD	—	84
CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITES
Common stock issued to retire debt and accrued interest	$—	$45,172

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

(Unaudited)

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly-owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2019. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Interest Accruals

The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized interest accruals of $28,623 and $45,020, respectively.

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

March 31, 2019

(Unaudited)

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

FASB ASU 2016-02 “Leases Topic 842)” – In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of March 31, 2019 we are not a lessor or lessee under any lease arrangements.

FASB ASU 2018-02 “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” – Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The adoption of this update does not have a material effect on the Company.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Balance
Balance forward, January 1, 2018	$(6,842)
Total gains (losses) included in earnings, FY 2018	(412)

Balance, December 31, 2018	$(7,254)
Total gains (losses) included in earnings, three months ended March 31, 2019	(3,371)

Ending balance, March 31, 2019	$(10,625)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 4 – NON-CONSOLIDATED FINANCIAL INFORMATION

ASSETS AND LIABILITIES – Quarter Ended March 31, 2019

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Total Cash on hand	$-	$-

Total Current Assets	-	-
Fixed Assets	-	-
TOTAL ASSETS	-	-

Liabilities
Accounts payable and accrued expenses	$62,980	$205,119
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	10,625
Notes payable – related parties	156,841	-
Notes payable	8,285	290,724
Total Current Liabilities	228,126	928,951

Total Liabilities	$228,126	$928,951

STATEMENTS OF OPERATION – Quarter Ended March 31, 2019

	PARENT		SUBSIDIARY
REVENUES	$		$

COST OF GOOD		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Administrative expense		15,000		-
General and administrative		-		-
Management expense		-		-
Professional Fees		60,720		-
TOTAL OPERATING EXPENSES		75,720		-

LOSS FROM OPERATIONS		(75,720)		-

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability		-		(3,371)
Interest expense		(2,387)		(4,212)
Total Other Income (Expense)		(2,387)		(7,583)

GAIN (LOSS) BEFORE INCOME TAXES		(78,106)		(7,583)
Provision for income taxes		-		-
NET INCOME (LOSS)		$(78,106)		$(7,583)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended March 31, 2019, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation.

For the three months ended March 31, 2018, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

Office Space

Effective January 12, 2016, the Company subleased approximately 200 square feet of executive office space in Silver Spring MD at a rate of $250 per month on a month-to-month basis. The lease was terminated in 2016.

NOTE 6 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2019 and 2018 had an outstanding balance of $156,841 and $4,797, respectively.

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended March 31, 2019, the Company had third party notes payable and accrued interest in the amount of $299,009 compared to $276,708 in the prior fiscal year. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

March 31, 2019

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at March 31, 2019 and December 31, 2018, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0063 to $0.011, and the computed measure of the Company’s stock volatility, ranging from 214% to 371%.

Included in the March 31, 2019 and December 31, 2018 financial statements is a derivative liability in the amount of $10,625 and $7,254, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the three months ended March 31, 2019 and year-end December 31, 2018 are $(3,371) and $(412) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2019, the Company recorded accounts payable and accrued expenses in the amount of $268,099, compared to the year ended December 31, 2018 of $237,340. The accounts payable and accrued expenses include $261,543 in legal and professional fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended March 31, 2019 in the amount of $422,483. The contingent liability includes $197,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

(Unaudited)

Legal proceedings

In March 2014, the Company entered into a settlement agreement with a third party. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. The matter has been closed as of September 2016, with the Company recording a legal liability in the amount of $125,000, plus $72,283 in accrued penalties and fees, to account for liability they have incurred.

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

NOTE 10 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At March 31, 2019, the Company had 285,555,605 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At March 31, 2019, the Company had 51 shares issued and outstanding.

During the three months ended March 31, 2019, no shares of common or preferred shares were issued by the Company.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2019 and 2018

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 30, 2019 were $75,720 compared to $17,014 during the similar period in 2018, an increase of $58,706. This increase was as a result of an increase in administrative expense of $6,955, professional fees of $53,744, and a decrease in general and administrative expense of $1,993. Additionally, we recorded other expenses of $9,970 for the three months ended March 31, 2019, which included $3,371 in loss on derivative liability and $6,599 in interest expense, compared to the three months ended March 31, 2018, where we recorded $(4,944) change in derivative liability, interest expense of $5,798 and loss on issuance of shares for debt of $980,874. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $85,690, approximately $(0.00) per share, during our three-month period ended March 31, 2019, compared to a net loss of $1,009,741, approximately ($0.00) per share, during the three-month period ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash or cash equivalents of $0.

Net cash used in operating activities was $51,559 during the three-month period ended March 31, 2018, compared to $20,316 for the three month period ended March 31, 2018. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Cash flows from financing activities were $51,559 for the three-month period ended March 31, 2019, compared to $20,568 during the three months ended March 31, 2018 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the three months ended March 31, 2018 and 2017.

Certain of our shareholders have provided us with loans and contributions aggregating $299,009 as of March 31, 2019. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

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

In March 2014, the Company entered into a settlement agreement with one of its former CEO’s Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. The Company has recorded a liability in the amount of $125,000, plus accrued interest and fees of $72,283, to account for a total liability of $197,283, which was recorded as a judgment amount in September 2016.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC

Date: May 15, 2019	By:	/s/ Parashar Patel
Name: Parashar Patel
Title: Chief Executive Officer

Date: May 15, 2019	By:	/s/ Jimmy Lee
Name: Jimmy Lee
Title: Chief Financial Officer

