Form 10-Q
period 2019-09-30
Premier Product Group, Inc.
filed 2020-11-03
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2019

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

PREMIER PRODUCTS GROUP, INC.

September 30, 2019 and 2018

3

  PREMIER PRODUCTS GROUP, INC.

  CONSOLIDATED BALANCE SHEETS

  (unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268,099	$237,340
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	3,750	7,254
Notes payable – related parties	161,542	—
Notes payable	308,134	404,291
Total current liabilities	1,164,008	1,071,368

Total liabilities	1,164,008	1,071,368

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605
and 285,555,605 shares issued and outstanding, respectively	2,856	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	—	—
Paid in capital	6,253,949	6,253,949
Accumulated deficit	(7,420,813)	(7,328,173)
Total Stockholders' (Deficit)	(1,164,008)	(1,071,368)
Total Liabilities and Stockholders' (Equity)	$—	$—

  The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$—	$—	$—	$—

Operating Expenses:
Administrative expense	—	—	15,000	8,045
General and administrative	—	—	—	1,993
Professional Fees	—	1,107	60,720	9,190
Total operating expenses	—	1,107	75,720	19,228
(Loss) from operations	—	(1,107)	(75,720)	(19,228)
Other expense
Gain (loss) on derivative liability	1,957	1,274	3,504	(836)
Interest expense	(6,961)	(6,867)	(20,424)	(20,628)
Loss on issuance of shares for debt	—	—	—	(980,874)
Income (loss) before provision for income taxes	(5,004)	(5,593)	(16,920)	(1,002,338)
Provision for income taxes	—	—	—	—
Net (Loss)	$(5,004)	$(6,700)	$(92,640)	$(1,021,566)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	285,555,605	285,555,605	285,555,605	282,836,405

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Consolidated Statements of Changes in Stockholders' Deficit

(unaudited)

For the Nine-Months Ended September 30, 2019 and 2018

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2017	220,211,936	$2,202	51	$—	5,228,556	(6,165,616)	(934,858)

Net income (loss)						(1,009,741)	(1,009,741)

Retirement of debt	65,343,669	653			1,025,392		1,026,045

Balance, March 31, 2018	285,555,605	$2,855	51	$—	$6,253,948	(7,175,357)	$(918,553)

Net income (loss)						(5,126)	(5,126)

Balance, June 30, 2018	285,555,605	$2,855	51	$—	$6,253,948	$(7,180,483)	$(923,678)

Net income (loss)						(6,700)	(6,700)

September 30, 2018	285,555,605	$2,855	51	$—	$6,253,948	$(7,187,183)	$(930,378)

Balance, December 31, 2018	285,555,605	$2,856	51	$—	$6,253,949	$(7,328,173)	$(1,071,368)

Net income (loss)						(85,690)	(85,690)

Balance, March 31, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,413,863)	$(1,157,058)

Net income						(1,946)	(1,946)

Balance, June 30, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,415,809)	$(1,159,004)

Net loss						(5,004)	(5,004)

Balance, September 30, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,420,813)	$(1,164,008)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

As of September 30, 2019

	September 30,	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(92,640)	$(1,021,566)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	(3,504)	836
Loss on issuance of shares for debt		980,874
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	44,585	10,821
Net cash provided by (used for) operating activities	(51,559)	(29,035)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	—	—

Cash Flows From Financing Activities:
Proceeds from notes payable	51,559	28,951
Net cash provided by (used for) financing activities	51,559	28,951

Net Increase (Decrease) In Cash	—	(84)
Cash At The Beginning Of The Period	—	84
Cash At The End Of The Period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$—	$45,172

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2019

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

September 30, 2019

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

September 30, 2019

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of September 30, 2019 we are not a lessor or lessee under any lease arrangements.

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

September 30, 2019

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

Balance
Balance forward, January 1, 2018	$(6,842)
Total gains (losses) included in earnings, FY 2018	(412)

Balance, December 31, 2018	$(7,254)
Total gains (losses) included in earnings, nine months ended September 30, 2019	3,504

Ending balance, September 30, 2019	$(3,750)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 4 – NON-CONSOLIDATED FINANCIAL INFORMATION

ASSETS AND LIABILITIES – Nine Months Ended September 30, 2019

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

STATEMENTS OF OPERATION – Nine Months Ended September 30, 2019

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three and nine months ended September 30, 2019, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the three and nine months ended September 30, 2018, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

NOTE 6 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at September 30, 2019 and 2018 had an outstanding balance of $161,542 and $4,797, respectively.

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended September 30, 2019, the Company had third party notes payable and accrued interest in the amount of $469,676 compared to $404,291 in the prior fiscal year ended December 31, 2018. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

September 30, 2019

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at September 30, 2019 and December 31, 2018, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0063 to $0.011, and the computed measure of the Company’s stock volatility, ranging from 214% to 371%.

Included in the September 30, 2019 and December 31, 2018 financial statements is a derivative asset in the amount of $3,750 and $7,254, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the nine months ended September 30, 2019 and year-end December 31, 2018 are $3,504 and $(2,110) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the nine months ended September 30, 2019, the Company recorded accounts payable and accrued expenses in the amount of $268,099, compared to the year ended December 31, 2018 of $237,340. The accounts payable and accrued expenses include $261,543 in legal and professional fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the nine months ended September 30, 2019 in the amount of $422,483. The contingent liability includes $197,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2019

(Unaudited)

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

NOTE 10 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At September 30, 2019, the Company had 285,555,606 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At September

30, 2019, the Company had 51 shares issued and outstanding.

During the nine months ended September 30, 2019, no shares of common or preferred shares were issued by the Company.

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

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2019 and 2018

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended September 30, 2019 were $0 compared to $1,107 during the similar period in 2018, a decrease of $1,107. This decrease was as a result of a decrease in professional fees of $1,107 Additionally, we recorded other expenses of $5,004 for the three months ended September 30, 2019, which included $1,957 gain on derivative liability and $6,961 in interest expense, compared to the three months ended September 30, 2018, where we recorded $1,274 change in derivative liability, interest expense of $6,867. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $5,004, approximately $(0.00) per share, during our three-month period ended September 30, 2019, compared to a net loss of $6,700, approximately ($0.00) per share, during the three-month period ended September 30, 2018.

Comparison of Results of Operations for the nine months ended September 30, 2019 and 2018

Total operating expenses, which included general and administrative expenses incurred during the nine-month period, ended September 30, 2019 were $75,720 compared to $19,228 during the similar period in 2018, an increase of $56,492. This increase was as a result of an increase in administrative expense of $6,955, professional fees of $51,530, and a decrease in general and administrative expense of $1,993. Additionally, we recorded other expenses of $16,920 for the nine months ended September 30, 2019, which included $3,504 gain on derivative liability and $20,424 in interest expense, compared to the nine months ended September 30, 2018, where we recorded $(836) change in derivative liability, interest expense of $20,628 and loss on issuance of shares for debt of $980,874. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $92,640, approximately $(0.00) per share, during our nine -month period ended September 30, 2019, compared to a net loss of $1,021,566, approximately ($0.00) per share, during the nine-month period ended September 30, 2018.

Cash flows from financing activities were $51,559 for the nine-month period ended September 30, 2019, compared to $28,951 during the nine months ended September 30, 2019 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the three months ended September 30, 2019 and 2018.

Certain of our shareholders have provided us with loans and contributions aggregating $308,134 as of September 30, 2019. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Liquidity and Capital Resources

As of September 30, 2019, we had cash or cash equivalents of $0.

Net cash used in operating activities was $51,559 during the nine-month period ended September 30, 2019, compared to $29,035 for the nine-month period ended September 30, 2018. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2019.

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

Based on management’s assessment, management believes that, as of September 30, 2019, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

