Form 10-K
period 2019-12-31
Premier Product Group, Inc.
filed 2020-11-09
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PREMIER PRODUCTS GROUP, INC .
(Exact name of registrant as specified in its charter)

Delaware	000-51232	85-3285491
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

18653 Reseda Blvd., Suite 707, Tarzana, CA 91356
(Address of principal executive offices, including zip code)

818-405-0830
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [] No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2019, based on a closing price of $0.0044 was approximately $1,256,444.66. As of December 31, 2019, the registrant had 285,555,605 shares of its common stock, par value $0.00001 per share, outstanding

As of November 9, 2020, there were 285,555,605 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

PREMIER PRODUCTS GROUP. INC

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

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

In February 2018, the Company changed its domicile from the State of Wyoming to the State of Delaware as filed in our Form 8-K with the Securities Exchange Commission on March 1, 2018. The Company completed a Holding Company Reorganization, whereby On February 22, 2018, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Premier Products Group, Inc.” to “Valley High Mining Company”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Valley High Mining Company, as previously constituted (the “Predecessor”) became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, Premier Products Group, Inc. (the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity. The Holding Company Reorganization was affected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations.

In accordance with Section 251(g) of the DGCL, Premier Services, Inc. (“Merger Sub”), another newly formed Delaware corporation and, prior to the Holding Company Reorganization, was an indirect, wholly-owned subsidiary of the Predecessor, merged with and into the Predecessor, with the Predecessor surviving the merger as a direct, wholly-owned subsidiary of the Holding Company (the “Merger”). The Merger was completed pursuant to the terms of an Agreement and Plan of Merger among the Predecessor, the Holding Company and Merger Sub, dated February 22, 2018 (the “Merger Agreement”).

On February 22, 2018, the Predecessor changed its name and then re-domiciled from Wyoming to Delaware. Immediately following such re-domiciliation, the Holding Company adopted a certificate of incorporation (the “Certificate”) and bylaws (the “Bylaws”) that are, in all material respects, identical to the certificate of incorporation and bylaws of the Predecessor immediately prior to the Holding Company Reorganization with the possible exception of certain amendments that are permissible under Section 251(g)(4) of the DGCL. The Holding Company has the same authorized capital stock and the designations, rights, powers and preferences of such capital stock, and the qualifications, limitations and restrictions thereof are the same as that of the Predecessor’s capital stock immediately prior to the Holding Company Reorganization.

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

On February 13, 2017, the Company entered into an acquisition and stock purchase agreement with Satic Incorporated (“SATIC”) (Form 8-K filed on February 15, 2017), whereby SATIC was to become a wholly-owned subsidiary of the Company. On January 4, 2018 (subsequent to the filing period), due to SATIC and the Company’s inability to complete due diligence and acceptable closing terms, the parties mutually agreed to rescind and cancel the February 13, 2017 acquisition and stock purchase agreement, with the closing never having taken place (Form 8-K file on January 10, 2018).

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

Between 1980 and 1985, we spent nearly all of our capital on several natural resource and mining ventures. In 1985, we effectuated a 10:1 reverse split. By 1986, after engaging in several unsuccessful ventures, we exhausted our capital reserves. From April 1989 through 2003, we were dormant, doing only those actions necessary to allow the Company to remain as an active entity. In April 2004, pursuant to the affirmative vote of our shareholders we reincorporated into the State of Nevada by merging with a wholly-owned Nevada subsidiary company under the name Valley High Mining Company (the “Merger”). Pursuant to the Merger, among other things, for every 35 shares of Valley High Oil, a shareholder was entitled to receive one (1) share of Valley High Mining Company a Nevada corporation, the surviving entity in the Merger.

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

Also, during our fiscal year ended December 31, 2012, we reviewed a second possible venture with Corizona.  They introduced us to a second property located in Peru and on October 5, 2012, we executed a letter of intent (“LOI”) to develop this project, which consisted of a 50% aggregate interest.  The LOI provided for us to initially own 80% of the venture, with Corizona owning the remaining 20%.  We agreed to pay the costs of developing the project, which was estimated to be approximately $500,000, subject to our due diligence.  We performed our due diligence on this project and discovered that it was not in production, despite representations to the contrary.  We also could not reach an agreement with Corizona on a budget for this project.  As a result, we elected to terminate this venture.

During the year ended December 31, 2013, we also formed a wholly-owned subsidiary, VH Energy, Inc., a Texas corporation, which was formed with the intention of engaging in the oil and gas industry. We initially engaged in a venture which involved the brokerage of diesel fuel, which failed to close. We have commenced legal action against various parties involved in this transaction, however the matter is closed. See “Part II, Item 1, Legal Proceedings,” below.

During the year ended December 31, 2014, the Company began to identify new underserved and emerging industries to move into and discovered an increasing demand for fresher locally grown organic foods. The demand for organic food rose 11% between 2011 and 2012, reaching $28 billion and the market is now predicted to grow at a 14% annual rate for the next four years. As a result, the Company attempted to transition into the organic foods market and on December 4, 2014, the Company completed the purchase of a fully contained grow environment, or grow pod, pursuant to that certain Agreement and Bill of Sale. The grow pod was a template for many to be built and deployed into culture centers (between 20 and 40 pods). The grow pods were steel shipping containers converted to be self-contained, insulated, solarized, bug-free, pesticide-free, heated, cooled, LED lighted hydroponic growing facilities that can be managed from a computer or phone. The Company has tried unsuccessfully throughout fiscal year ended December 31, 2015 to adequately capitalize its transition to the organic food market, and thus looked for new emerging markets.

Our principal place of business is located at 18653 Ventura Blvd. Suite 707, Tarzana, CA 91356. Our phone number is (818) 405-0830 and our website address is www.pmpginc.com.

Government Regulations

Estimate of the Amount Spent on Research and Development

Research and development expenses were $0 and $0 in 2019 and 2018, respectively.

Employees

As of December 31st, 2019, we had one (1) part-time employee, who acted as our as interim Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

Competition

The company is currently in the development stage, while marketing and pursuing a merger with a target to merge with company in marketspace the offers our shareholder the value that improves the Company’s ability to grow, expand, and maintain substance operating and Reporting requirements.

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contract

None

Available information

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

Item 2. Properties.

During the fiscal year ended December 31, 2019, the Company utilized office space under the control of our current interim Chief Executive Officer, approximately 400 square feet of executive office space located at 1325 Cavendish Drive, in Silver Spring, MD, without charge, on a month to month basis.

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

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative asset, which amounted to liability $5,941 at the fiscal year ended December 31, 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTC Pink under the symbol “PMPG”

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Year Ended	High	Low

March 31, 2018	$0.0219	$0.0061
June 30, 2018	$0.0119	$0.0049
September 30, 2018	$0.0072	$0.0040
December 31, 2018	$0.0095	$0.0037

March 31, 2019	$0.0120	$0.0055
June 30, 2019	$0.0085	$0.0022
September 30, 2019	$0.0042	$0.0015
December 31, 2019	$0.0095	$0.0037

(b) Holders

As of October 27, 2020, a total of 285,555,605 shares of the Company’s common stock are currently outstanding held by 1,209 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker dealers or other nominees.

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

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company. Their address is 6725 Via Austin Pkwy, Suite 300, Las Vegas, NV 89119. Their phone number is (702) 361-3033.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2019

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

During the year ended December 31, 2018, a total of 65,343,669 shares of common stock were issued for the retirement of debt and accounts payable in the amount of $45,172. The Company recognized a netted loss of $ 980,874 on the conversions and transaction.

 Rule 10B-18 Transactions

During the years ended December 31, 2019 and 2018, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2019 and 2018.

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2019 were $75,720, compared to $152,647 during our fiscal year ended December 31, 2018, and decrease of $76,927. The decrease was attributable to a decrease in administrative expense of $68,045, a decrease in professional fees of $6,389, and a decrease in general and administrative expense of $2,493.

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a gain on derivative liability of $1,313, interest expense of $27,407.

As a result, we incurred a net loss of $101,814(approximately $0.00 per share) for the fiscal year ended December 31, 2019, compared to a net loss of $1,009,909 during our fiscal year ended December 31, 2018 (approximately $0.00 per share).

Liquidity and Capital Resources

As of December 31, 2019, we had cash or cash equivalents of $0.

Net cash used in operating activities was $51,559 during our fiscal year ended December 31, 2019, compared to $97,930 during our fiscal year ended December 31, 2018.

Cash flows provided or used in investing activities were $-0- provided for the year ended December 31, 2019 and $0.00 used during our fiscal year ended December 31, 2018. Net cash flows provided by financing activities was $51,559 during our fiscal year ended December 31, 2019, compared to $97,846 during our fiscal year ended December 31, 2018.

During 2019 we borrowed $51,559 from related parties. As of December 31, 2019, net borrowing from related parties totaled $163,916. These loans carry interest of 6% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year. During our fiscal year ended December 31, 2018 certain of our shareholders provided us with loans aggregating $97,846.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

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

 PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

On December 20, 2019, the holder of 51 shares of Series B Preferred Stock, constituting 51% voting control of the Company, voted out the then existing Board of Directors and all officers of the Company (Christian Richards, Edward Y. Lee, and Arnold F. Sock), and replaced them with an appointment of Terry L. Stein.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our director and executive officer at December 31, 2019 (Please note, as of report date of 11/6/20 Terry Stein was no longer an officer of the Company:

The following table sets forth, as of today’s date 11/6/2020, certain information regarding the beneficial ownership of the shares of Common Stock by: (i) each person who, to the Company’s knowledge, beneficially owns 5% or more of the shares of Common Stock and (ii) each of the Company’s directors and “named executive officers.”

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class (1)
	Officers and Directors
Preferred	Old Sawmill Partners, LLC	51*		*100%
Preferred	Edward Y. Lee, Tony Hicks & Wilford Hicks	51	(1)	100.	%
	Total Officers and Directors
	Preferred stock	51		100%

*	Old Sawmill Partners LLC sold all of his 51 shares of the Company’s Preferred Stock, effective September 21, 2020, and now owns 0% of Preferred
(1)	The 51 shares of Series B Preferred Stock are held in the name Edward Y. Lee, Director of Premier Products Group, Inc. Tony Hicks, Chairman and Wilford Hicks, Director of Premier Products Group, Inc.

The above table reflects share ownership as of the Record Date, and after giving effect to the Change of Control approved on September 21, 2020.

On September 21, 2020 the then constitute board appointed the following directors and officers:

Name	Age	Position(s)
Tony Hicks	57	Chairman
Darryl Calloway	59	Interim Chief Executive Officer
Edward Y. Lee	51	Director
Arnold F. Sock	66	Secretary & Interim Chief Financial Officer
Wilford Hicks	56	Director

Following is biographical information of our current management:

Tony Hicks, Chairman: Age 57, For over twenty-five years, Mr. Hicks has been an active Senior Partner with Trai Beverly Hills, where he remodeled 250+ residential homes around the country. For ten years, he owned and managed a successful residential and commercial mortgage lending company. Most recently, he has partnered with World Heavyweight Champion and multi-million dollar pitch man George Foreman as the founder and creator of the Choosing Independence Visa Debit Card program, a global initiative focused on helping students eliminate student loan debt.

Arnold F. Sock Esquire, Secretary & Interim Chief Financial Officer: Age 66, Mr. Sock holds degrees from Roger Williams University-B.S. in Accounting; The University of West Los Angeles School of Law - Juris Doctor; and Golden Gate University School of Law - Master of Laws. He is a member of the State Bar of California and was admitted to practice in June 1995. Mr. Sock has held the positions of President, Chief Financial Officer, and Secretary in public and private companies since 1983, in addition to directorships in public and private companies.

Darryl Calloway, Interim Chief Executive Officer: has twenty-six plus years of experience in real estate development and urban land economics. Proven history of providing insightful market analysis on a strong understanding of financial trends and patterns to problem solve and provide optimal advice and identify commercial opportunities. Darryl has advanced communication and creative problem-solving skills, with a sound background in delivering project support for all the stages from initial design to final occupancy to property operations.

Edward Y. Lee, Board of Director: Age 49, Mr. Lee, is and has been a licensed attorney since 1994, specializing in the areas of personal injury and civil litigation.  Mr. Lee has recently earned the distinction of being certified as a Who’s Who Top Attorney of North America.  Additionally, as an individual, and his law firm, the Law Offices of Edward Y. Lee, has been ranked among the ten best by both the American Institute of Personal Injury Attorneys and Attorney and Practice Magazine for two consecutive years.  Mr. Lee is a member of the Consumer Attorneys Association of Los Angeles and the American Association for Justice and has appeared on CBS, ABC, NBC, The Glenn Beck Show, and On the Record with Greta Van Susteren providing legal commentary.

Wilford Hicks, Director: Age 56, Mr. Hicks is a real estate investor for the last 20 years. Mr. Hicks has over 20 years of growing organics. Mr. Hicks specialty is Farm production and operations.

Item 10A. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of common stock as of 11/6/20, by (i) each person known to us to own more than 5% of our outstanding common stock and or preferred stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Preferred	Tony Hicks, Edward Y. Lee and Wilford Hicks	51 *	100%

*The 51 shares of Series B Preferred Stock are held in the name Edward Y. Lee, Director of Premier Products Group, Inc. Tony Hicks, Chairman and Wilford Hicks, Director of Premier Products Group, Inc.

Family Relationships

Tony Hicks and Wilford Hicks are siblings.

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

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Terry L. Stein	2019	$0	$0	$0	$0
CEO (1)	2018	$0	$0	$0	$0

(1)	On December 20, 2019, the holder of 51 shares of Series B Preferred Stock, constituting 51% voting control of the Company, voted out the then existing Board of Directors and all officers of the Company (Christian Richards, Edward Y. Lee, and Arnold F. Sock), and replaced them with an appointment of Terry L. Stein.

Employment Agreements

The Company has not entered into any material plan, contract or arrangement (whether or not written) with its new director.

Outstanding Equity Awards

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board may recommend adoption of one or more such programs in the future.

No officer or director holds any unexercised options, stock that had not vested, or equity incentive plan awards as of the date of this Report.

Director Compensation

The Company has not paid compensation to its members of the Board for serving as such. The Board may in the future decide to award the members of the Board cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board.

Item 12. Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended December 31, 2019, the company booked $163,916.00 in related party advances.

During the year ended December 31, 2018, the Company borrowed $109,610. in related party advances.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Audit Fees	$—	$43,740
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$—	$43,740

Audit Fees . Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2019 and 2018 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q. Please note: Audit fees for 2019 were paid in October 2020.

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

PREMIER PRODUCTS GROUP, INC

Date: November 9, 2020	By:	/s/ Daryll Calloway
Name: Daryl Calloway
Title: Interim Chief Executive Officer, Director

Part V

Financials

      PREMIER PRODUCTS GROUP, INC FINANCIALS

17

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Products Group, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

November 9, 2020

PREMIER PRODUCTS GROUP, INC.

      CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268,099	$237,340
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	5,941	7,254
Notes payable – related parties	163,916	109,610
Notes payable	312,743	294,681
Total current liabilities	1,173,182	1,071,368

Total liabilities	1,173,182	1,071,368

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605
and 285,555,605 shares issued and outstanding, respectively	2,856	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	—	—
Paid in capital	6,253,949	6,253,949
Accumulated deficit	(7,429,987)	(7,328,173)
Total Stockholders' (Deficit)	(1,173,182)	(1,071,368)
Total Liabilities and Stockholders' (Equity)	$—	$—

  The accompanying notes are an integral part of these financial statements.

                               PREMIER PRODUCTS GROUP, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended
	December 31, 2019	December 31, 2018

Revenue	$—	$—

Operating Expenses:
Administrative expense	15,000	83,045
General and administrative	—	2,493
Professional Fees	60,720	67,109
Total operating expenses	75,720	152,647
(Loss) from operations	(75,720)	(152,647)
Other expense
Gain (loss) on derivative liability	1,313	(412)
Interest expense	(27,407)	(28,623)
Loss on issuance of shares for debt	—	(980,874)
Income (loss) before provision for income taxes	(26,094)	(1,009,909)
Provision for income taxes	—	—
Net (Loss)	$(101,814)	$(1,162,556)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	285,555,605	285,555,605

The accompanying notes are an integral part of these financial statements.

   PREMIER PRODUCTS GROUP, INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2017	220,211,936	$2,202	51	$—	5,228,556	(6,165,616)	(934,858)

Net income (loss)						(1,162,556)	(1,162,556)

Retirement of debt	65,343,669	653			1,025,392		1,026,045

Balance, December 31, 2018	285,555,605	2,855	51	$—	$6,253,948	$(7,328,172)	$(1,071,368)

Balance, December 31, 2018	285,555,605	$2,856	51	$—	$6,253,949	$(7,328,173)	$(1,071,368)

Net income (loss)						(101,814)	(101,814)

Balance, December 31, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,429,987)	$(1,173,182)

The accompanying notes are an integral part of the financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(101,814)	$(1,162,556)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	(1,313)	412
Loss on issuance of shares for debt	—	980,874
Changes in operating assets and liabilities:
Increase in contingent liabilities	—	10,000
Stock issued for discharge of debt	—	45,172
Accounts payable and accrued expenses	51,568	28,168
Net cash provided by (used for) operating activities	(51,559)	(97,930)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	—	—

Cash Flows From Financing Activities:
Proceeds from notes payable	51,559	97,846
Net cash provided by (used for) financing activities	51,559	97,846

Net Increase (Decrease) In Cash	—	(84)
Cash At The Beginning Of The Period	—	84
Cash At The End Of The Period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$—	$1,025,392

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Premier Products Group. Inc (“the Company”) was organized under the laws of the State of Utah on November 14, 1979 as Valley High Oil, Gas & Minerals, Inc.  In April 2004, the Company reincorporated into the state of Nevada by merging with Valley High Mining, Inc, a Nevada corporation and wholly owned subsidiary of the Company, which was incorporated on February 27, 2004.  The Nevada corporation was the surviving entity. The Company changed its domicile to the state of Wyoming on February 3, 2016 and changed its name to Premier Products Group, Inc. in April 2016. During the current fiscal year, the Company changed its domicile to the state of Delaware in February of 2018.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions on December 31, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

NOTE 3 – NON-CONSOLIDATED FINANICAL INFORMATION

ASSETS & LIABILITIES – Year Ended December 31, 2019
	PARENT	SUBSIDIARY
ASSETS
Current Assets
Total Cash on hand	0.00	0.00
Total Current Assets	0.00	0.00
Fixed Assets	0.00	0.00
TOTAL ASSETS	0.00	0.00

Liabilities
Accounts payable and accrued expenses	$62,980	$205,119
Contingent liability – legal	—	197,283
Contingent liability – notes	—	225,200
Derivative liability – warrants	—	5,941
Notes payable – related parties	163,916	—
Notes payable	—	312,743
Total Current Liabilities	226,896	938,001

Total Liabilities	$226,986	$946,286

STATEMENTS OF OPERATION – Year Ended December 31, 2019

	PARENT	SUBSIDIARY
REVENUES

COST OF GOOD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative expense	15,000	0
General and administrative	0	0
Professional Fees	60,720	0
TOTAL OPERATING EXPENSES	75,720	0

LOSS FROM OPERATIONS	(75,720)	0

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	—	1,313
Interest expense	(7,197)	(20,209)
Total Other Income (Expense)	(7,197)	(18,897)
GAIN (LOSS) BEFORE INCOME TAXES	(82,917)	(18,897)
Provision for income taxes	—	—
NET INCOME (LOSS)	$(82,917)	$(18,897)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal years ended December 31, 2019 and 2018, the Company paid or accrued to its CEO, CFO, and President an aggregate of $0 in compensation and bonuses.

Office Space

For the fiscal years ended December 31, 2019 and 2018, the utilized approximately 400 square feet of executive office space in Silver Spring, MD, without charge, on a month to month basis from the CEO.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties for December 31, 2019 were $163,916. Advances and notes payable to related parties for December 31, 2018 were $109,610.

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2019 and December 31, 2018, the Company had third party notes payable and accrued interest in the amount of $476,659 compared to $404,291, respectively. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire between 2015 and 2019 fiscal years and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

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

ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Included in the December 31, 2019 and 2018 financial statements is a derivative liability in the amount of $5,941 and $7,254, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 are $1,313 and $(412) in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2019	December 31, 2018
Estimated number of underlying shares	1,427,780	1,101,060
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	382%	417%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis on December 31, 2019.  These items are included in “derivative liability” on the consolidated balance sheet.

		Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
December 31, 2018
Liabilities:
Derivative liability	$—	$—	$7,254	$7,254

Total liabilities at fair value	$—	$—	$7,254	$7,254

December 31, 2019
Liabilities:
Derivative liability	$—	$—	$5,941	$5,941

Total liabilities at fair value	$—	$—	$5,941	$5,941

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2019 and 2018.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018:

	2019	2018
Beginning balance, January 1,	$(7,254)	$(6,842)
Total gains (losses) included in earnings	1,313	(412)

Ending balance, December 31,	$(5,941)	$(7,254)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2019 and 2018, the Company recorded accounts payable and accrued expenses in the amounts of $268,099 and $237,240, respectively. The accounts payable and accrued expenses are a combination of legal and professional fees.

NOTE 8 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. On December 31, 2019 and 2018, the Company had 285,555,605 shares issued and outstanding.

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

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2019 and 2018 were as follows:

	2019	2018
Cumulative net operating losses	$2,197,661	$2,095,847
Deferred tax assets: (21% Federal, 0% Delaware)
Net operating loss carry forwards	461,509	440,128
Valuation allowance	(461,509)	(440,128)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Tax benefit at statutory rate	$(22,694)	$(2,884)
(Gain) loss on derivative liability	1,313	412
Change in valuation allowance	21,381	2,472
Actual tax expense	$—	$—

The Company’s net operating loss carry forwards of approximately $2,197,661 expire in various years through 2038. The Company has not evaluated the impact of possible limitations on the utilization of its net operating loss carry forwards in future years under Section 382, if any, as a result of any changes in control.

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

NOTE 11: SUBSEQUENT EVENTS

In September 2020, the Company obtained a new federal tax identification number 85-3285491. The prior federal tax identification number is attached to Valley High Mining Company our subsidiary and former parent company.

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

