Form 10-Q/A
period 2019-06-30
Premier Product Group, Inc.
filed 2020-11-23
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The sole purpose for filing this Form 10-Q Amendment is to include the Company’s XBRL files, which were inadvertently omitted from the Registrant’s initial Form 10-Q filing.

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

PREMIER PRODUCTS GROUP, INC

Date: November 23, 2020	By:	/s/ Darryl Calloway
Name: Darryl Calloway
Title: Interim Chief Executive Officer

By:	/s/ Arnold F. Sock
Name: Arnold F. Sock
Title: Interim Chief Financial Officer

