Form 10-Q
period 2020-06-30
Premier Product Group, Inc.
filed 2020-11-24
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:   June 30, 2020

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

PREMIER PRODUCTS GROUP, INC.

June 30, 2020 and 2019

3

PREMIER PRODUCTS GROUP, INC.

  CONSOLIDATED BALANCE SHEETS

  (unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268,099	$268,099
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	2,502	5,941
Notes payable – related parties	168,630	163,916
Notes payable	321,893	312,743
Total current liabilities	1,183,607	1,173,182

Total liabilities	1,183,607	1,173,182

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 285,555,605
and 285,555,605 shares issued and outstanding, respectively	2,856	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	—	—
Paid in capital	6,253,949	6,253,949
Accumulated deficit	(7,440,412)	(7,429,987)
Total Stockholders' (Deficit)	(1,183,607)	(1,173,182)
Total Liabilities and Stockholders' (Equity)	$—	$—

The accompanying notes are an integral part of these financial statements.

  PREMIER PRODUCTS GROUP, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS

  (unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$—	$—	$—	$—

Operating Expenses:
Administrative expense	—	—	—	15,000
General and administrative	—	—	—	—
Professional Fees	—	—	—	60,720
Total operating expenses	—	—	—	75,720
(Loss) from operations	—	—	—	(75,720)
Other expense
Gain (loss) on derivative liability	(545)	4,918	3,439	1,547
Interest expense	(6,950)	(6,864)	(13,864)	(13,463)
Loss on issuance of shares for debt	—	—	—	—
Income (loss) before provision for income taxes	(7,495)	(1,946)	(10,425)	(11,916)
Provision for income taxes	—	—	—	—
Net (Loss)	$(7,495)	$(1,946)	$(10,425)	$(87,636)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	285,555,605	285,555,605	285,555,605	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	285,555,605	$2,856	51	$—	$6,253,949	$(7,328,173)	$(1,071,368)

Net income (loss)						(85,690)	(85,690)

Balance, March 31, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,413,863)	$(1,157,058)

Net income						(1,946)	(1,946)

Balance, June 30, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,415,809)	$(1,159,004)

Balance, December 31, 2019	285,555,605	$2,856	51	$—	$6,253,949	$(7,429,987)	$(1,173,131)

Net income (loss)						(2,930)	(2,930)

Balance, March 31, 2020	285,555,605	$2,856	51	$—	$6,253,949	$(7,432,917)	$(1,176,112)

Net income (loss)						(7,495)	(7,495)

Balance, June 30, 2020	285,555,605	$2,856	51	$—	$6,253,949	$(7,440,412)	$(1,183,607)

The accompanying notes are an integral part of these financial statements.

  PREMIER PRODUCTS GROUP, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  (unaudited)

As of June 30, 2020

	June 30,	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(10,425)	$(85,690)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	(3,439)	3,371
Loss on issuance of shares for debt		—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,864	30,760
Net cash provided by (used for) operating activities	—	(51,559)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	—	—

Cash Flows From Financing Activities:
Proceeds from notes payable	—	51,559
Net cash provided by (used for) financing activities	—	51,559

Net Increase (Decrease) In Cash	—	—
Cash At The Beginning Of The Period	—	—
Cash At The End Of The Period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$—	$—

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2020

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

June 30, 2020

(Unaudited)

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly- owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2019. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

June 30, 2020

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of June 30, 2020 we are not a lessor or lessee under any lease arrangements.

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

June 30, 2020

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

Balance
Balance forward, December 31, 2019	$(5,941)
Total gains (losses) included in earnings, three months ended June 30, 2020	3,439

Ending balance, June 30, 2020	$(2,502)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three and six months ended June 30, 2020, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the three and six months ended June 30, 2019, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at June 30, 2020 and December 31, 2019 had an outstanding balance of $168,630 and $163,916, respectively.

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended June 30, 2020, the Company had third party notes payable and accrued interest in the amount of $490,523 compared to $476,659 in the prior fiscal year ended December 31, 2019. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

June 30, 2020

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at June 30, 2020 and December 31, 2019, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0063 to $0.011, and the computed measure of the Company’s stock volatility, ranging from at 240.90%.

Included in the June 30, 2020 and December 31, 2019 financial statements is a derivative liability in the amount of $2,502 and $5,951, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the six months ended June 30, 2020 and year-end December 31, 2019 are $3,439 and $1,313 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the six months ended June 30, 2020, and the year ended December 31, 2019, the Company recorded accounts payable and accrued expenses in the amount of $268,099. The accounts payable and accrued expenses include $261,543 in legal and professional fees.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the six months ended June 30, 2020 in the amount of $422,483. The contingent liability includes $197,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of $150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2020

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

NOTE 9 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At June 30, 2020, the Company had 285,555,606 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At June 30, 2020, the Company had 51 shares issued and outstanding.

During the six months ended June 30, 2020, no shares of common or preferred shares were issued by the Company.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2020 and 2019

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended Jun e 30, 2020 were $0 compared to $0 during the similar period in 2019. Additionally, we recorded other expenses of $7,495 for the three months ended June 30, 2020, which included $(545) loss on derivative liability and $6,950 in interest expense, compared to the three months ended June 30, 2019, where we recorded $4,918 gain on derivative liability, interest expense of $6,864. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $7,495, approximately $(0.00) per share, during our three-month period ended June 30, 2020, compared to a net loss of $1,946, approximately ($0.00) per share, during the three-month period ended June 30, 2019.

Comparison of Results of Operations for the six months ended June 30, 2020 and 2019

Total operating expenses, which included general and administrative expenses incurred during the six-month period, ended June 30, 2020 were $0 compared to $75,720 during the similar period in 2019, a decrease of $75,720. This decrease was as a result of a decrease in administrative expense of $15,000, and professional fees of $60,720. Additionally, we recorded other expenses of $10,425 for the six months ended June 30, 2020, which included $3,439 gain on derivative liability and $13,864 in interest expense, compared to the six months ended June 30, 2019, where we recorded $1,547 gain on derivative liability, and interest expense of $13,463. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net loss of $10,425, approximately $(0.00) per share, during our six -month period ended June 30, 2020, compared to a net loss of $87,636, approximately ($0.00) per share, during the six-month period ended June 30, 2019. Cash flows from financing activities were $0 for the six-month period ended June 30, 2020, compared to $51,559 during the six months ended June 30, 2019 as a result of our issuance of debt instruments. Cash flows provided by investing activities were $0 for the six months ended June 30, 2020 and 2019.

Certain of our shareholders have provided us with loans and contributions aggregating $308,134 as of June 30, 2020. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash or cash equivalents of $0.

Net cash used in operating activities was $0 during the six-month period ended June 30, 2020, compared to $51,559 for the six- month period ended June 30, 2019. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2020.

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

Based on management’s assessment, management believes that, as of June 30, 2020, our internal control over financial reporting presented a material weakness. The assessment is based on our inability to effectively implement comprehensive entity level internal controls and we are unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

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

