Form 10-K
period 2020-12-31
Premier Product Group, Inc.
filed 2021-05-06
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PREMIER PRODUCTS GROUP, INC .
(Exact name of registrant as specified in its charter)

Delaware	000-51232	85-3285491
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

6303 Owensmouth Avenue, Suite 1058, Woodland Hills, CA 91367

(Address of principal executive offices, including zip code)

818-798-1878

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2020, based on a closing price of $0.15 was approximately $48,153,663.

As of May 5, 2021 there were 353,524,425 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None.

PREMIER PRODUCTS GROUP. INC

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2020

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

Government Regulations

Estimate of the Amount Spent on Research and Development

Research and development expenses were $-0- and $-0- in 2020 and 2019, respectively. Employees

As of December 31st, 2020, we had one (1) part-time employee, who acted as our as interim Chief Executive Officer and President. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services.

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

Item 2. Properties.

During the fiscal year ended December 31, 2020, the Company utilized office space under the control of our current interim Chief Executive Officer, approximately 400 square feet of executive office space located at 1325 Cavendish Drive, in Silver Spring, MD, without charge, on a month to month basis.

Item 3. Legal Proceedings.

In March 2014, the Company entered into a settlement agreement with one of its former CEO, Andrew Telsey. A dispute arose with respect to the Company’s performance under such settlement agreement and, in accordance with the terms of such agreement, such party moved for arbitration to resolve such dispute. An agreement was reached in April 2015 during arbitration; however, the Company was unable to perform under the settlement agreement. As of December 2020, the Company has recorded a legal liability in the amount of $197,283, the awarded amount plus accrued interested to account for liability they have incurred.

On February 24, 2015, the Company was named a defendant in a complaint filed by John Michael Coombs in the Third Judicial District Court in and For Salt Lake County, State of Utah, alleging, among other things, Breach of Contract, in connection with a Warrant Agreement issued by the Company to Mr. Coombs in 2010. Management has informed Mr. Coombs that it fully intends to honor the Warrant Agreement and is in discussions to settle this matter. The Company carries this liability on its balance sheet as a derivative asset, which amounted to liability $221,814 at the fiscal year ended December 31, 2020.

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

Year Ended	High	Low

March 31, 2019	$0.0120	$0.0055
June 30, 2019	$0.0085	$0.0022
September 30, 2019	$0.0042	$0.0015
December 31, 2019	$0.0095	$0.0037

March 31, 2020	$0.0049	$0.0014
June 30, 2020	$0.0030	$0.0007
September 30, 2020	$0.0150	$0.0010
December 31, 2020	$0.1775	$0.0046

(b) Holders

As of May 5, 2021 a total of 353,524,425 shares of the Company’s common stock are currently outstanding held by 1,229 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker dealers or other nominees.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2020.

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

During the year ended December 31, 2020, the Company believes that its the Transfer Agent issued a total of 35,568,820 shares erroneously.

Rule 10B-18 Transactions

During the years ended December 31, 2020 and 2019, there were no repurchases of the Company’s common stock by the Company.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2020 and 2019.

Total expenses, which included general and administrative expenses for our fiscal year ended December 31, 2020 were $540,672, compared to $75,720 during our fiscal year ended December 31, 2019, an increase of $464,952. The increase was attributable to an increase in share based compensation of $508,547, offset by a decrease in professional fees of $35,687, and a decrease in general and administrative expense of $8,609.

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a loss on derivative liability of $215,873, gain on write off of liabilities of 21,531, and interest expense of $27,986.

As a result, we incurred a net loss of $763,000 (approximately $0.00 per share) for the fiscal year ended December 31, 2020, compared to a net loss of $101,814 during our fiscal year ended December 31, 2019 (approximately $0.00 per share).

Liquidity and Capital Resources

As of December 31, 2020, we had cash or cash equivalents of $0.

Net cash used in operating activities was $31,600 during our fiscal year ended December 31, 2020, compared to $51,559 during our fiscal year ended December 31, 2019.

Cash flows provided or used in investing activities were $-0- provided for the year ended December 31, 2020 and $0.00 used during our fiscal year ended December 31, 2019. Net cash flows provided by financing activities was $31,600 during our fiscal year ended December 31, 2020, compared to $51,559 during our fiscal year ended December 31, 2019.

During 2020 we borrowed $31,600 from related parties. As of December 31, 2020, net borrowing from related parties totaled $173,532. These loans carry interest of 6% and are due upon demand within the next 12 months. We utilized these funds from these loans to cover operating expenses during the fiscal year.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2020.

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 2013.

Based on management’s assessment, management believes that, as of December 31, 2020, our internal control over financial reporting presented a material weakness. The assessment is based on the changes in management throughout the year. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

On December 20, 2020, the holder of 51 shares of Series B Preferred Stock, constituting 51% voting control of the Company, voted out the then existing Board of Directors and all officers of the Company (Christian Richards, Edward Y. Lee, and Arnold F. Sock), and replaced them with an appointment of Terry L. Stein.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our director and executive officer at December 31, 2020 (Please note, as of report date of 11/6/20 Terry Stein was no longer an officer of the Company:

The following table sets forth, as of today’s date 11/6/2020, certain information regarding the beneficial ownership of the shares of Common Stock by: (i) each person who, to the Company’s knowledge, beneficially owns 5% or more of the shares of Common Stock and (ii) each of the Company’s directors and “named executive officers.”

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class (1)
	Officers and Directors

Preferred	Old Sawmill Partners, LLC	51	*	*100%

Preferred	Edward Y. Lee, Tony Hicks & Wilford Hicks	51	(1)	100.	%
Total Officers and Directors
Preferred stock		51		100%

_______

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

_________

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely.

Code of Business Conduct and Ethics

As of the date of this Information Statement, we have not adopted a corporate code of business conduct and ethics.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total Compensation ($)

Terry L. Stein	2020	$0	$0	$0	$0
CEO (1)	2019	$0	$0	$0	$0

_________

(1) On December 20, 2020, the holder of 51 shares of Series B Preferred Stock, constituting 51% voting control of the Company, voted out the then existing Board of Directors and all officers of the Company (Christian Richards, Edward Y. Lee, and Arnold F. Sock), and replaced them with an appointment of Terry L. Stein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During the year ended December 31, 2020, the company booked $173,532 in related party advances. During the year ended December 31, 2019, the Company borrowed $163,916. in related party advances.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by BF Borgers, CPA PC during our fiscal year ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Audit Fees	$13,500	$—
Total	$13,500	$—

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2020 and 2019 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q. Please note: Audit fees for 2019 were paid in October 2020.

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

16.1	Letter of Pritchett, Siler & Hardy, P.C., dated November 16, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 16, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER PRODUCTS GROUP, INC

Date: May 6, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

Date: May 6, 2021	By:	/s/ Darryl Calloway
	Name:	Darryl Calloway
	Title:	Board Member/President

Date: May 6, 2021	By:	/s/ Randall Bentley
	Name:	Randall Bentley
	Title:	Board Member

Date: May 6, 2021	By:	/s/ Edward Y. Lee
	Name:	Edward Y. Lee
	Title:	Board Member

Date: May 6, 2021	By:	/s/ Wil Hicks
	Name:	Wil Hicks
	Title:	Board Member

PART V

PREMIER PRODUCTS GROUP, INC FINANCIALS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Premier Products Group, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

May 6, 2021

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Cash	$-	-
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268,623	$268,099
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	221,814	5,941
Notes payable – related parties	173,532	163,916
Notes payable	341,182	312,743
Total current liabilities	1,427,634	1,173,182

Total liabilities	1,427,634	1,173,182

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425
and 285,555,605 shares issued and outstanding, respectively	3,536	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	-	-
Paid in capital	6,761,817	6,253,949
Accumulated deficit	(8,192,987)	(7,429,987)
Total Stockholders' (Deficit)	(1,427,634)	(1,173,182)
Total Liabilities and Stockholders' (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2020	December 31, 2019

Revenue	$-	$-

Operating Expenses:
Administrative expense	8,091	15,000
Professional Fees	24,033	60,720
Share based compensation	508,547	-
Total operating expenses	540,672	75,720
(Loss) from operations	(540,672)	(75,720)
Other expense
Gain (loss) on derivative liability	(215,873)	1,313
Interest expense	(27,986)	(27,407)
Gain on write off of liabilties	21,531	-
Income (loss) before provision for income taxes	(222,328)	(26,094)
Provision for income taxes	-	-
Net (Loss)	$(763,000)	$(101,814)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	324,665,135	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	285,555,605	$2,856	51	$-	$6,253,949	$(7,328,173)	$(1,071,368)

Net income (loss)						(101,814)	(101,814)

Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(763,000)	(763,000)

Shares issued	67,968,820	680			507,868		508,547

Balance, December 31, 2020	353,524,425	$3,536	51	$-	$6,761,817	$(8,033,737)	$(1,427,634)

The accompanying notes are an integral part of the financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(763,000)	$(101,814)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	215,873	(1,313)
(Gain) on write off of notes payable	(21,531)
Shares based compensation expense	508,547	-
Changes in operating assets and liabilities:
Accounts receivable related party	-
Accounts payable and accrued expenses	28,510	51,568
Net cash provided by (used for) operating activities	(31,600)	(51,559)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	31,600	51,559
Net cash provided by (used for) financing activities	31,600	51,559

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”. This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for unrecognized tax liabilities. The Company has no tax positions on December 31, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

NOTE 3 – NON-CONSOLIDATED FINANICAL INFORMATION

ASSETS & LIABILITIES – Year Ended December 31, 2020

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
Fixed Assets	—	—
TOTAL ASSETS	—	—
Liabilities
Accounts payable and accrued expenses	$63,504	$205,119
Contingent liability – legal	—	197,283
Contingent liability – notes	—	225,200
Derivative liability – warrants	—	221,814
Notes payable – related parties	173,532	—
Notes payable	31,500	309,682
Total Current Liabilities	268,536	1,159,098

Total Liabilities	$268,536	$1,159,098

STATEMENTS OF OPERATION – Year Ended December 31, 2019

	PARENT	SUBSIDIARY
REVENUES	—	—

COST OF GOOD	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
Administrative expense	8,091	—
Professional Fees	24,033	—
Share based compensation	508,547	—
TOTAL OPERATING EXPENSES	540,672	—

LOSS FROM OPERATIONS	(540,672)	—

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	—	(215,873)
Gain on write off of liabilities	21,531	—
Interest expense	(7,777)	(20,209)
Total Other Income (Expense)	13,754	(236,082)
GAIN (LOSS) BEFORE INCOME TAXES	(526,918)	(236,082)
Provision for income taxes	—	—
NET INCOME (LOSS)	$(526,918)	$(236,082)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the fiscal years ended December 31, 2020 and 2019, the Company paid or accrued to its CEO, CFO, and President an aggregate of $0 in compensation and bonuses.

Office Space

For the fiscal years ended December 31, 2020 and 2019, the utilized approximately 400 square feet of executive office space in Silver Spring, MD, without charge, on a month to month basis from the CEO.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties for December 31, 2020 were $173,532. Advances and notes payable to related parties for December 31, 2019 were $163,916.

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2020 and December 31, 2019, the Company had third party notes payable and accrued interest in the amount of $514,714 compared to $476,659, respectively. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire between 2015 and 2019 fiscal years and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2020 and December 31, 2019, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0007 to $0.1775, and the computed measure of the Company’s stock volatility, ranging from 380% to 600%.

Included in the December 31, 2020 and 2019 financial statements is a derivative liability in the amount of $221,814 and $5,941, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 are $(215,873) and $1,313 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

Derivative Liability

	December 31, 2020	December 31, 2019
Estimated number of underlying shares	1,427,780	1,427,780
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	600%	382%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis on December 31, 2020. These items are included in “derivative liability” on the consolidated balance sheet.

Fair Value Measurements on a Recurring Basis

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$5,941	$5,941

Total liabilities at fair value	$—	$—	$5,941	$5,941

December 31, 2020
Liabilities:
Derivative liability	$—	$—	$221,814	$221,814

Total liabilities at fair value	$—	$—	$221,814	$221,814

The main factors that will affect the fair value of the derivative are the number of shares outstanding post acquisition or post offering and the resulting market capitalization. In order to estimate a range for the potential contingent liability, the Company estimated the future number of surviving shares and resulting market cap from a reverse merger based on a sample of reverse mergers completed by OTCBB companies during 2020 and 2019.

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019:

	2020	2019
Beginning balance, January 1,	$(5,941)	$(7254)
Total gains (losses) included in earnings	(215,873)	1,313

Ending balance, December 31,	$(221,814)	$(5,941)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2020 and 2019, the Company recorded accounts payable and accrued expenses in the amounts of $268,623 and $268,099, respectively. The accounts payable and accrued expenses are a combination of legal and professional fees.

NOTE 8 – CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. On December 31, 2020 and 2019, the company had 353,524,425 and 285,555,605 shares issued and outstanding, respectively.

During the year ended December 31, 2020, the Company believes that its the Transfer Agent issued a total of 35,568,820 shares erroneously.

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

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2020 and 2019 were as follows:

	2020	2019
Cumulative net operating losses	$2,197,661	$2,197,661
Deferred tax assets: (21% Federal, 0% Delaware)
Net operating loss carry forwards	461,509	461,509
Valuation allowance	(461,509)	(461,509)
	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Tax benefit at statutory rate	$(22,694)	$(22,694)
(Gain) loss on derivative liability	(215,873)	1,313
Change in valuation allowance		21,381
Actual tax expense	$—	$—

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

