Form 10-Q
period 2021-03-31
Premier Product Group, Inc.
filed 2021-05-24
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2021

Commission File Number 000-51232

PREMIER PRODUCTS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0582275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6303 Owensmouth, Suite 1058

Woodland Hills, CA 91367

(Address of principal executive offices) (Zip Code)

(818) 798-1878

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 17, 2021, was 353,524,425 shares.

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

2

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

March 31, 2021 and 2020

3

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31,
	2021	2020

ASSETS

Cash	$10,862	$-
Investments	105,000	-
Total Assets	$115,862	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$62,980	$268,623
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	221,814
Notes payable – related parties	257,231	173,532
Notes payable	120,000	341,182
Total current liabilities	440,211	1,427,634

Total liabilities	440,211	1,427,634

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425 and 285,555,605 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	3,536	3,536
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares issued and outstanding, respectively	-	-
Paid in capital	6,761,817	6,761,817
Accumulated deficit	(7,089,701)	(8,192,987)
Total Stockholders' (Deficit)	(324,349)	(1,427,634)
Total Liabilities and Stockholders' (Equity)	$115,862	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020

Revenue	$-	$-

Operating Expenses:
Administrative expense	31,130	-
Professional Fees	23,484	-
Share-based compensation	-	-
Total operating expenses	54,614	-
(Loss) from operations	(54,614)	-
Other expense
Gain (loss) on derivative liability	-	3,984
Interest expense	(2,198)	(6,914)
Gain on extinguishment of liabilities	1,160,098	-
Income (loss) before provision for income taxes	1,157,900	(2,930)
Provision for income taxes	-	-
Net (Loss)	$1,103,285	$(2,930)

Basic and diluted earnings(loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding	353,524,425	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(2,930)	(2,930)

Balance, March 31, 2020	285,555,605	$2,856	51	$-	$6,253,949.00	$(7,432,917)	(1,176,112)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	353,524,425	$3,536	51	$-	$6,761,817	$(8,192,987)	$(1,427,634)

Net income (loss)						1,103,285	1,103,285

Balance, March 31, 2021	353,524,425	$3,536	51	$-	$6,761,817	$(7,089,702)	$(324,349)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,103,285	$(2,930)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability		(3,984)
Gain on extinguishment of liabilities	(1,160,098)
Accounts payable and accrued expenses	2,675	6,914
Net cash provided by (used for) operating activities	(54,138)	-

Cash Flows From Investing Activities:
Investment in joint venture	(105,000)	-
Net cash provided by (used for) investing activities	(105,000)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	170,000	-
Net cash provided by (used for) financing activities	170,000	-

Net Increase (Decrease) In Cash	10,862	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$10,862	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

PREMIER PRODUCTS GROUP, INC. (the Company”) has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

As filed on Form 8-K with the Securities Exchange Commission on March 1, 2018, the Company completed a Holding Company Reorganization, whereby On February 22, 2018, the issuer (having been renamed, immediately prior to this Holding Company Reorganization, from “Premier Products Group, Inc.” to “Valley High Mining Company”) completed a corporate reorganization (the “Holding Company Reorganization”) pursuant to which Valley High Mining Company, as previously constituted (the “Predecessor”) became a direct, wholly-owned subsidiary of a newly formed Delaware corporation, Premier Products Group, Inc. (the “Holding Company”), which became the successor issuer. In other words, the Holding Company is now the public entity. The Holding Company Reorganization was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations.

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

March 31, 2021

(Unaudited)

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly- owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 6, 2021. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes. The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” on January 1, 2007. As a result of the implementation of ASC Topic No. 740, the Company recognized no liability for  unrecognized tax liabilities. The Company has no tax positions at December 31, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

March 31, 2021

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of March 31, 2021 we are not a lessor or lessee under any lease arrangements.

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

March 31, 2021

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

Balance
Balance, December 31, 2020	$(221,814)
Total gains (losses) included in earnings, three months ended March 31, 2021	221,814

Ending balance, March 31, 2021	$0

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended March 31, 2021, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the three months ended March 31, 2020, the Company paid its CEO/President/CFO an aggregate of $0 as compensation.

NOTE 5 – ADVANCES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2021 and December 31, 2020 had an outstanding balance of $257,231 and $173,532, respectively.

NOTE 6 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended March 31, 2021, the Company had third-party notes payable and accrued interest in the amount of $120,000 compared to $341,182 in the prior fiscal year ended December 31, 2020. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

March 31, 2021

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

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at March 31, 2021 and December 31, 2020, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0063 to $0.011, and the computed measure of the Company’s stock volatility, ranging from 214% to 371%.

Included in the March 31, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $0 and $221,814, respectively, to account for this transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Included in our Consolidated Statements of Operations for the three months ended March 31, 2021 and year-end December 31, 2020 are $0 and $215,873 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2021, and the year ended December 31, 2020, the Company recorded accounts payable and accrued expenses in the amount of $62,980 and $268,623, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the three months ended March 31, 2021, and the year ended December 31, 2020 in the amount of $-0- and $422,483, respectively. The contingent liability includes $197,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of$150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

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

NOTE 9 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. At March 31, 2021, the Company had 353,524,425 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. At March  31, 2021, the Company had 51 shares issued and outstanding.

During the three months ended March 31, 2021, no shares of common or preferred shares were issued by the Company.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 31, 2021 were $56,614 compared to $0 during the similar period in 2020. Additionally, we recorded other expenses of $1,157,900 for the three months ended March 31, 2021, which included $1,160,098 gain on extinguishment of liabilities  and $2,298 in interest expense, compared to the three months ended March 31, 2020, where we recorded $3,984 gain on derivative liability, interest expense of $6,914. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net income of $1,103,285, approximately $(0.00) per share, during our three-month period ended March 31, 2021, compared to a net (loss( of $(2,930) approximately ($0.00) per share, during the three-month period ended March 31, 2020.

Certain of our shareholders have provided us with loans and contributions aggregating $377,231 as of March 31, 2021. These loans bare interest of 6% to 8% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash or cash equivalents of $10,862.

Net cash used in operating activities was $54,138 during the three-month period ended March 31, 2021, compared to $-0- for the three-month period ended March 31, 2020. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2021.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on May 6, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER PRODUCTS GROUP, INC

Date: May 24, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

