Form 10-K/A
period 2020-12-31
Premier Product Group, Inc.
filed 2021-10-07
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Premier Products Group , Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Premier Products Group for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on May 6 , 2021 (the “Original Filing”).

On October 6, 2021 we issued two convertible notes to the same n oteholder amounting to $31,500. We inadvertently considered these notes as promissory notes instead of properly classifying them as convertible no tes. As result we failed to record a derivative liability of $ 513,185 due to the conversion features on the notes. We also didn’t accrue $903 in interest on these notes . We are filing this Amendment No. 1 to restate   our financial statements as of December 31, 2020 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Financial Statement Schedules and F ootnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

2

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

Additionally, the Company experienced changes in other income and expense effecting the net loss, which included a loss on derivative liability of $729,058, gain on write off of liabilities of 21,531, and interest expense of $28,889.

As a result, we incurred a net loss of $1,277,087 (approximately $0.00 per share) for the fiscal year ended December 31, 2020, compared to a net loss of $101,814 during our fiscal year ended December 31, 2019 (approximately $0.00 per share).

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of of a material weakness see -our restatement Note 3, at the reasonable assurance level. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position , results of operations and cash flows for the period presented.

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

Based on management’s assessment, management believes that, as of December 31, 2020, our internal control over financial reporting presented a material weakness. The assessment is based on the changes in management throughout the year and our restatement. We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

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

(c) Changes in Internal Control over Financial Reporting

There were material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

16.1	Letter of Pritchett, Siler & Hardy, P.C., dated November 16, 2010 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 16, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a))

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER PRODUCTS GROUP, INC

Date: October 7, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

Date: October 7, 2021	By:	/s/ Darryl Calloway
	Name:	Darryl Calloway
	Title:	Board Member/President

Date: October 7, 2021	By:	/s/ Randall Bentley
	Name:	Randall Bentley
	Title:	Board Member

Date: October 7, 2021	By:	/s/ Edward Y. Lee
	Name:	Edward Y. Lee
	Title:	Board Member

Date: October 7, 2021	By:	/s/ Wil Hicks
	Name:	Wil Hicks
	Title:	Board Member

PART V

PREMIER PRODUCTS GROUP, INC FINANCIALS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Premier Products Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Premier Products Group, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2015

Lakewood, CO

May 6, 2021, except for the effects on the financial statements of the restatement described in note 3, as to which the date is October 7, 2021

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(As Restated)

ASSETS

Cash	$-	-
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$269,526	$268,099
Contingent liability – legal	197,283	197,283
Contingent liability – notes	225,200	225,200
Derivative liability – warrants	221,814	5,941
Derivative liability – convertible notes	513,185	-
Convertible notes	31,500	-
Notes payable – related parties	173,532	163,916
Notes payable	309,682	312,743
Total current liabilities	1,941,722	1,173,182

Total liabilities	1,941,722	1,173,182

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425
and 285,555,605 shares issued and outstanding, respectively	3,536	2,856
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	-	-
Paid in capital	6,761,817	6,253,949
Accumulated deficit	(8,707,075)	(7,429,987)
Total Stockholders' (Deficit)	(1,941,722)	(1,173,182)
Total Liabilities and Stockholders' (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2020	December 31, 2019
	(As Restated)

Revenue	$-	$-

Operating Expenses:
Administrative expense	8,090	15,000
General and administrative	-	-
Professional Fees	24,034	60,720
Share based compensation	508,547	-
Total operating expenses	540,672	75,720
(Loss) from operations	(540,672)	(75,720)
Other expense
Gain (loss) on derivative liability	(729,058)	1,313
Interest expense	(28,889)	(27,407)
Gain on write off of liabilties	21,531	-
Income (loss) before provision for income taxes	(736,416)	(26,094)
Provision for income taxes	-	-
Net (Loss)	$(1,277,088)	$(101,814)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	324,665,135	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(As Restated)
					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2018	285,555,605	$2,856	51	$-	$6,253,949	$(7,328,173)	$(1,071,368)

Net income (loss)						(101,814)	(101,814)

Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(1,277,088)	(1,277,088)

Shares issued	67,968,820	680			$507,868		508,547

Balance, December 31, 2020 (As Restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,707,075)	$(1,941,722)

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

As of December 31, 2020

	December 31,	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(1,277,088)	$(101,814)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	729,058	(1,313)
(Gain) on write off of notes payable	(21,531)
Shares based compensation expense	508,547	-
Changes in operating assets and liabilities:
Accounts receivable related party	-
Accounts payable and accrued expenses	29,413	51,568
Net cash provided by (used for) operating activities	(31,600)	(51,559)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	31,600	51,559
Net cash provided by (used for) financing activities	31,600	51,559

Net Increase (Decrease) In Cash	0	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$0	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-

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

NOTE 3    REST ATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020
	As Reported	Restatement Adjustments	As Restated

ASSETS

Cash	$-	-	-
Total Assets	$-	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$268,623	$903	$269,526
Contingent liability legal	197,283	-	197,283
Contingent liability notes	225,200	-	225,200
Derivative liability warrants	221,814	-	221,814
Derivative liability convertible notes	-	513,185	513,185
Convertible notes	-	31,500	31,500
Notes payable related parties	173,532	-	173,532
Notes payable	341,182	(31,500)	309,682
Total current liabilities	1,427,634	514,088	1,941,722

Total liabilities	1,427,634	514,088	1,941,722

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425
and 285,555,605 shares issued and outstanding, respectively	3,536	-	3,536
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares
Issued and outstanding, respectively	-	-	-
Paid in capital	6,761,817	-	6,761,817
Accumulated deficit	(8,192,987)	(514,088)	(8,707,075)
Total Stockholders' (Deficit)	(1,427,634)	(514,088)	(1,941,722)
Total Liabilities and Stockholders' (Equity)	$-	$-	$-

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020
	As Reported	Restatement Adjustments	As Restated

Revenue	$-	$-	$-

Operating Expenses:
Administrative expense	8,091	-	8,091
Professional Fees	24,034	-	24,034
Share based compensation	508,547	-	508,547
Total operating expenses	540,672	-	540,672
(Loss) from operations	(540,672)	-	(540,672)
Other expense
Gain (loss) on derivative liability	(215,873)	(513,185)	(729,058)
Interest expense	(27,986)	(903)	(28,889)
Gain on write off of liabilties	21,531	-	21,531
Income (loss) before provision for income taxes	(222,328)	(514,088)	(736,416)
Provision for income taxes	-	-	-
Net (Loss)	$(763,000)	$(514,088)	$(1,277,088)

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)

Weighted average number of shares outstanding	324,665,135	-	324,665,135

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020

Cash Flows From Operating Activities:
Net income (loss)	$(763,000)	$(514,088)	$(1,277,088)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	215,873	513,185	729,058
(Gain) on write off of notes payable	(21,531)		(21,531)
Shares based compensation expense	508,547	-	508,547
Changes in operating assets and liabilities:
Accounts receivable related party	-	-	-
Accounts payable and accrued expenses	28,511	903	29,414
Net cash provided by (used for) operating activities	(31,600)	-	(31,600)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	31,600	-	31,600
Net cash provided by (used for) financing activities	31,600	-	31,600

Net Increase (Decrease) In Cash	-	-	-
Cash At The Beginning Of The Period	-	-	-
Cash At The End Of The Period	$-	$-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-	$-

NOTE 4 – NON-CONSOLIDATED FINANICAL INFORMATION

ASSETS & LIABILITIES – Year Ended December 31, 2020

	PARENT	SUBSIDIARY
ASSETS
Current Assets
Cash	—	—
Total Current Assets	—	—
Fixed Assets	—	—
TOTAL ASSETS	—	—
Liabilities
Accounts payable and accrued expenses	$64,407	$205,119
Contingent liability – legal	—	197,283
Contingent liability – notes	—	225,200
Derivative liability – warrants	—	221,814
Deri vative liability – convertible notes	513,185
Notes payable – related parties	173,532	—
Convertible notes payable	31,500	309,682
Total Current Liabilities	782,624	1,159,098

Total Liabilities	$782,624	$1,159,098

STATEMENTS OF OPERATION – Year Ended December 31, 2019

	PARENT	SUBSIDIARY
REVENUES	—	—

COST OF GOOD	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
Administrative expense	8,091	—
Professional Fees	24,033	—
Share based compensation	508,547	—
TOTAL OPERATING EXPENSES	540,672	—

LOSS FROM OPERATIONS	(540,672)	—

OTHER INCOME (EXPENSES)
Gain (loss) on derivative liability	(513,185)	(215,873)
Gain on write off of liabilities	21,531	—
Interest expense	(8,680)	(20,209)
Total Other Income (Expense)	(500,334)	(236,082)
GAIN (LOSS) BEFORE INCOME TAXES	(1,041,006)	(236,082)
Provision for income taxes	—	—
NET INCOME (LOSS)	$(1,041,006)	$(236,082)

NOTE  5 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At fiscal year ended December 31, 2020 and December 31, 2019, the Company had third party notes payable and accrued interest in the amount of $483,214 compared to $476,659, respectively. The notes included notes to eleven unaffiliated parties at interest rates of between 6% and 10% per year. The notes expire between 2015 and 2019 fiscal years and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three prior notes that are either in dispute or the Company is unable to substantiate.

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

The Company issued warrants and has evaluated the terms and conditions of the conversion features contained in the warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the warrants was measured at the inception date of the warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date. Add itionally, the Company has issued convertible notes with variable conversion features resulting in a derivative liability

The Company valued the conversion features in its warrants using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return of 0.0131%, grant dates at December 31, 2020 and December 31, 2019, the term of the warrant extending 3 years from the date of a “reverse merger”, conversion of warrant shares is equal to 0.005% of the then outstanding common stock of the company, the conversion price is $0.001, current stock prices on the measurement date ranging from $0.0007 to $0.1775, and the computed measure of the Company’s stock volatility, ranging from 380% to 600%.

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

Derivative Liability -Warrants

	December 31, 2020	December 31, 2019
Estimated number of underlying shares	1,427,780	1,427,780
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	600%	382%
Expected dividends	0%	0%
Expected term (in years)	3.00	3.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis on December 31, 2020. These items are included in “derivative liability warrants” on the consolidated balance sheet.

Derivative Liability -Convertible Notes

December 31, 2020
Estimated number of underlying shares	3,422,330
Estimated market price per share	$0.15
Exercise price per share	$0.01
Expected volatility	600%
Expected dividends	0%
Expected term (in years)	1.00

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis on December 31, 2020. These items are included in “derivative liability convertible notes ” on the consolidated balance sheet.

Fair Value Measurements on a Recurring Basis

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$5,941	$5,941

Total liabilities at fair value	$—	$—	$5,941	$5,941

December 31, 2020
Liabilities:
Derivative liability	$—	$—	$734,999	$734,999

Total liabilities at fair value	$—	$—	$734,999	$734,999

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the fiscal year ended December 31, 2020 and 2019, the Company recorded accounts payable and accrued expenses in the amounts of $269,526 and $268,099, respectively. The accounts payable and accrued expenses are a combination of legal and professional fees.

NOTE 9 – CAPITAL STOCK

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

NOTE 10 – INCOME TAXES

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2020 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

