Form 10-Q/A
period 2021-03-31
Premier Product Group, Inc.
filed 2021-10-14
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

2

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Premier Products Group , Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to Form 10-Q/A amends the Form 10- Q of Premier Products Group for the three months ended March 31, 202 1 as filed with the Securities and Exchange Commission (the “SEC”) on May 24 , 2021 (the “Original Filing”).

As of March 31, 2021 , w e inadvertently considered these notes as promissory notes instead of properly classifying them as convertible notes. As result we failed to record a derivative liability of $ 1,47 4,318 due to the conversion features on the N otes. We also didn’t accrue $ 4,862 in interest on these notes . We are filing this Amendment No. 1 to restate our financial statements as of March 31, 202 1 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Item 1. Consolidated F inancial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10- Q /A (Exhibits 31.1 and 32.1).

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

3

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

March 31, 2021 and 2020

4

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31,
	2021	2020
	(As restated)	(As restated)
ASSETS

Cash	$10,862	$-
Investments	105,000
Total Assets	$115,862	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$68,744	$269,526
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	221,814
Derivative liability – convertible notes	1,474,318	513,185
Convertible notes – related parties	71,500	31,500
Convertible notes	120,000	-
Notes payable – related parties	185,731	173,532
Notes payable	-	309,682
Total current liabilities	1,920,293	1,941,722

Total liabilities	1,920,293	1,941,722

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425 and 285,555,605 shares issued and outstanding, respectively	3,536	3,536
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares issued and outstanding, respectively	-	-
Paid in capital	6,761,817	6,761,817
Accumulated deficit	(8,569,783)	(8,707,075)
Total Stockholders' (Deficit)	(1,804,431)	(1,941,722)
Total Liabilities and Stockholders' (Equity)	$115,862	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
	(As restated)

Revenue	$-	$-

Operating Expenses:
Administrative expense	31,130	-
Professional Fees	23,484	-
Share based compensation	-	-
Total operating expenses	54,614	-
(Loss) from operations	(54,614)	-
Other expense
Gain (loss) on derivative liability	(961,133)	3,984
Interest expense	(7,060)	(6,914)
Gain on extinguishment of liabilities	1,160,098	-
Income (loss) before provision for income taxes	191,905	(2,930)
Provision for income taxes	-	-
Net Profit (Loss)	$137,291	$(2,930)

Basic and diluted earnings(loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding	353,524,425	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
( Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(2,930)	(2,930)

Balance, March 31, 2020	285,555,605	$2,856	51	$-	$6,253,949	$(7,432,917)	(1,176,112)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020 (As Restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,707,075)	$(1,941,722)

Net income (loss)						137,291	137,291

Balance, March 31, 2021 (As Restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,569,784)	$(1,804,431)

The accompanying notes are an integral part of the financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
As of March 31, 2021

	March 31	March 31
	2021	2020
	(As restated)
Cash Flows From Operating Activities:
Net income (loss)	$137,291	$(2,930)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	961,133	(3,984)
Gain on extinguishment of liabilities	(1,159,098)
Shares based compensation expense	-	-
Changes in operating assets and liabilities:
Accounts receivable related party	-
Accounts payable and accrued expenses	6,536	6,914
Net cash provided by (used for) operating activities	(54,138)	-

Cash Flows From Investing Activities:
Investment in joint venture	(105,000)	-
Net cash provided by (used for) investing activities	(105,000)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	88,500	-
Net cash provided by (used for) financing activities	88,500	-

Net Increase (Decrease) In Cash	(70,638)	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$(70,638)	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

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

Balance
Balance, December 31, 2020	$734,999
Total gains (losses) included in earnings, three months ended March 31, 2021	739,319
Ending balance, March 31, 2021	$(1,474,318)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 4 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts :

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021
	As Reported	Restatement Adjustments	As Restated

ASSETS

Cash	$10,862	$-	$10,862
Investments	105,000		$105,000
Total Assets	$115,862	$-	$115,862

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$62,980	$5,764	$68,744
Derivative liability – convertible notes	-	1,474,318	1,474,318
Convertible notes – related parties	-	71,500	71,500
Convertible notes	-	120,000	120,000
Notes payable – related parties	257,231	(71,500)	185,731
Notes payable	120,000	(120,000)	-
Total current liabilities	440,211	1,480,082	1,920,293

Total liabilities	440,211	1,480,082	1,920,293

Stockholders' Equity
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425 and 285,555,605 shares issued and outstanding, respectively	3,536	-	3,536
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares Issued and outstanding, respectively	-	-	-
Paid in capital	6,761,817	-	6,761,817
Accumulated deficit	(7,089,702)	(1,480,082)	(8,569,784)
Total Stockholders' (Deficit)	(324,349)	(1,480,082)	(1,804,431)
Total Liabilities and Stockholders' (Equity)	$115,862	$-	$115,862
			-
The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the period ended March 31, 2021
	As Reported	Restatement Adjustments	As Restated

Revenue	$-	$-	$-

Operating Expenses:
Administrative expense	31,130	-	31,130
Professional Fees	23,484	-	23,484
Share based compensation	-	-	-
Total operating expenses	54,614	-	54,614
(Loss) from operations	(54,614)	-	(54,614)
Other expense
Gain (loss) on derivative liability	-	(961,133)	(961,133)
Interest expense	(2,198)	(4,862)	(7,060)
Gain on extinguishment of liabilities	1,160,098	-	1,160,098
Income (loss) before provision for income taxes	1,157,900	(965,995)	191,906
Provision for income taxes	-	-	-
Net Gain (Loss)	$1,103,285	$(965,995)	$137,292

Basic and diluted earnings(loss) per common share	$0.00	$-	$0.00

Weighted average number of shares outstanding	353,524,425	-	353,524,425

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the period ended March 31, 2021
	As Reported	Restatement Adjustments	As Restated
Cash Flows From Operating Activities:
Net income (loss)	$1,103,285	$(965,995)	$137,291
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	-	961,133	961,133
Gain on extinguishment of liabilities	(1,160,098)	-	(1,160,098)
Shares based compensation expense	-	-	-
Changes in operating assets and liabilities:
Accounts receivable related party	-		-
Accounts payable and accrued expenses	2,675	4,862	7,537
Net cash provided by (used for) operating activities	(54,138)	-	(54,138)

Cash Flows From Investing Activities:
Investment in joint venture	(105,000)	-	(105,000)
Net cash provided by (used for) investing activities	(105,000)	-	(105,000)

Cash Flows From Financing Activities:
Proceeds from notes payable	170,000	-	170,000
Net cash provided by (used for) financing activities	170,000	-	170,000

Net Increase (Decrease) In Cash	10,862	-	10,862
Cash At The Beginning Of The Period	-	-	-
Cash At The End Of The Period	$10,862	$-	$10,862

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Compensation

For the three months ended March 31, 2021, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the three months ended March 31, 2020, the Company paid its CEO/President/CFO an aggregate of $-0- as compensation.

NOTE 6 – CONVERTIBLE NOTES AND NOTES PAYABLE TO RELATED PARTIES

Advances and notes payable to related parties at March 31, 2021 and December 31, 2020 had an outstanding balance of $257,731 and $205,032 respectively.

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended March 31, 2021, the Company had third-party notes payable and accrued interest in the amount of $120,000 compared to $-0- in the prior fiscal year ended December 31, 2020. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $225,200 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

March 31, 2021

(Unaudited)

The Company issued warrants and has evaluated the terms and conditions of the conversion features contained in the warrants to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the warrants represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the warrants is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the warrants was measured at the inception date of the warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income, or expense at each balance sheet date. Additionally, the Company has issued convertible notes with variable conversion features resulting in a derivative liability.

The Company valued the conversion features in its warrants and convertible notes using the Black-Scholes model.

Included in the March 31, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $1,474,318 and $734,999, respectively, to account for these transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Derivative Liability -Warrants

	March 31, 2021	December 31, 2020
Estimated number of underlying shares	-0-	1,427,780
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	0%	382%
Expected dividends	0%	0%
Expected term (in years)	0	3.00
Derivative liability	$-0-	$221,814

Derivative Liability -Convertible Notes

	March 31, 2021	December 31, 2020
Estimated number of underlying shares	31,421,320	3,422,330
Estimated market price per share	$0.0608	$0.15
Exercise price per share	$.001-.043	$0.01
Expected volatility	293.60%	600%
Expected dividends	0%	0%
Expected term (in years)	3.00	1.00
Derivative liability	$1,474,318	$513,185

Included in our Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020 is a loss of $(961,133) and a gain of $3,984 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the three months ended March 31, 2021, and the year ended December 31, 2020, the Company recorded accounts payable and accrued expenses in the amount of $68,744 and $269,526, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10,  Subsequent Events , the Company has analyzed its operations subsequent to March 31, 202 1 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended March 31, 2021 were $56,614 compared to $0 during the similar period in 2020. Additionally, we recorded other expenses of $191,905 for the three months ended March 31, 2021, which included $1,160,098 gain on extinguishment of liabilities, (loss) on derivative liability of (961,133) and $7,060 in interest expense, compared to the three months ended March 31, 2020, where we recorded $3,984 gain on derivative liability, interest expense of $6,914. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net income of $137,291, approximately $(0.00) per share, during our three-month period ended March 31, 2021, compared to a net (loss) of $(2,930) approximately ($0.00) per share, during the three-month period ended March 31, 2020.

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were not effective as of March 31, 202 1 as a result of a material weakness see restatement Note 4 at the reasonable assurance level. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

(b) Changes in Internal Control over Financial Reporting.

There were w ee material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As such, there remains a material weakness in our internal control over financial reporting.

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

PREMIER PRODUCTS GROUP, INC

Date: October 14, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

