Form 10-Q
period 2021-06-30
Premier Product Group, Inc.
filed 2021-10-25
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2021

Commission File Number 000-51232

Premier Product Group, Inc.
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 18, 2021 was 353,524,425 shares.

2

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

June 30, 2021 and 2020

3

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2021	2020
		(As restated)
ASSETS

Cash	$2,291	$-
Investments	250,000	-
Total Assets	$252,291	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$84,785	$269,526
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	221,814
Derivative liability – convertible notes	330,744	513,185
Convertible notes – related parties	246,600	31,500
Convertible notes	120,000	-
Notes payable – related parties	178,580	173,532
Notes payable	-	309,682
Total current liabilities	960,709	1,941,722

Total liabilities	960,709	1,941,722

Stockholders' Equity
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares issued and outstanding, on June 30, 2021, and December 31, 2020, respectively	-	-
Common stock, $0.00001 par value, 500,000,000 shares authorized, 353,524,425 and 285,555,605 shares issued and outstanding on June 30, 2021, and December 31, 2020, respectively	3,536	3,536
Paid in capital	6,761,817	6,761,817
Accumulated deficit	(7,473,770)	(8,707,075)
Total Stockholders' (Deficit)	(708,418)	(1,941,722)
Total Liabilities and Stockholders' (Equity)	$252,291	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expense	12,866	-	43,996	-
Professional Fees	15,806	-	39,290	-
Total operating expenses	28,672	-	83,286	-
(Loss) from operations	(28,672)	-	(83,286)	-
Other expense
Gain (loss) on derivative liability	1,143,574	(545)	182,441	3,439
Interest expense	(18,889)	(6,950)	(25,949)	(13,864)
Gain on extinguishment of liabilities	-	-	1,160,098	-
Income (loss) before provision for income taxes	1,096,013	(7,495)	1,233,304	(10,425)
Provision for income taxes	-	-	-	-
Net (Loss)	$1,096,013	$(7,495)	$1,233,304	$(10,425)

Basic and diluted earnings(loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	353,524,425	285,555,605	353,524,425	285,555,605

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(2,930)	(2,930)

Balance, March 31, 2020	285,555,605	$2,856	51	$-	$6,253,949	$(7,432,917)	$(1,176,112)

Net income (loss)						(7,495)	(7,495)

Balance, June 30, 2020	285,555,605	$2,856	51	$-	$6,253,949	$(7,440,412)	$(1,183,607)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020 (as restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,707,075)	$(1,941,722)

Net income (loss)						137,291	137,291

Balance, March 31, 2021 (as restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,569,783)	$(1,804,431)

Net income (loss)						1,096,013	1,096,013

Balance, June 30, 2021	353,524,425	$3,536	51	$-	$6,761,817	$(7,473,770)	$(708,418)

The accompanying notes are an integral part of the financial statements.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
As of June 30, 2021

	June 30	June 30
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,233,304	$(10,425)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability	(182,441)	(3,439)
Gain on extinguishment of liabilities	(1,159,098)	-
Accounts payable and accrued expenses	25,426	13,864
Interest payable	20,901	-
Net cash provided by (used for) operating activities	(61,908)	-

Cash Flows From Investing Activities:
Investment in joint venture	(250,000)	-
Net cash provided by (used for) investing activities	(250,000)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	314,199	-
Net cash provided by (used for) financing activities	314,199	-

Net Increase (Decrease) In Cash	2,291	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$2,291	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-

The accompanying notes are an integral part of these financial statements.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2021

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

June 30, 2021

(Unaudited)

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly-owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 6, 2021. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

June 30, 2021

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of June 30, 2021 we are not a lessor or lessee under any lease arrangements.

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

June 30, 2021

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

Balance
Balance, December 31, 2020	$(734,999)
Total gains (losses) included in earnings, six months ended June 30, 2021	404,255
Ending balance, June 30, 2021	$(330,744)

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the six months ended June 30, 2021, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the six months ended June 30, 2020, the Company paid its CEO/President/CFO an aggregate of $-0- as compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS - DEBT

Convertible notes and notes payable to related parties at June 30, 2021 and December 31, 2020 had an outstanding balance of $425,180 and $205,032 respectively.

NOTE 6 – CONVERTIBLE NOTES, NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended June 30, 2021, the Company had third-party notes payable and accrued interest in the amount of $120,000 compared to $-0- in the prior fiscal year ended December 31, 2020. The notes included notes to four unaffiliated parties at interest rates of between 6% and 8% per year. The notes expired during the 2016 fiscal year and are not secured by collateral of the Company. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 40% and 50%. Two additional notes, totaling $11,250 are convertible into common stock of the Company at $0.001. Additionally, the Company is carrying $178,580 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

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

June 30, 2021

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

Included in the June 30, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $330,744 and $734,999, respectively, to account for these transaction. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

Derivative Liability -Warrants

	June 30, 2021	December 31, 2020
Estimated number of underlying shares	-0-	1,427,780
Estimated market price per share	$0.00	$0.00
Exercise price per share	$0.00	$0.00
Expected volatility	0%	382%
Expected dividends	0%	0%
Expected term (in years)	0	3.00
Derivative liability	$-0-	$221,814

Derivative Liability -Convertible Notes

	June 30, 2021	December 31, 2020
Estimated number of underlying shares	14,033,420	3,422,330
Estimated market price per share	$0.0395	$0.15
Exercise price per share	$.020-.041	$0.01
Expected volatility	130.60%	600%
Expected dividends	0%	0%
Expected term (in years)	3.00	1.00
Derivative liability	$330,744	$513,185

Included in our Consolidated Statements of Operations for the six months ended June 30, 2021 and June 30, 2020 is a gain of $182,441 and a gain of $3,439 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the six months ended June 30, 2021, and the year ended December 31, 2020, the Company recorded accounts payable and accrued expenses in the amount of $84,785 and $269,526, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the six months ended June 30, 2021, and the year ended December 31, 2020 in the amount of $-0- and $422,483, respectively. The contingent liability includes $197,283 for settlement of an arbitration plus accrued interest. Additional contingent liabilities has been accounted for in the amount of$150,200 and $75,000 for notes payable. These notes date back to the purchase of the mineral properties with a related party. The Company believes that these notes are to be discharged, however, until additional research and agreements have been reached, the Company is treating the amount as a contingent liability.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

June 30, 2021

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

NOTE 9 – CAPITAL STOCK

The Company has authorized 500,000,000 number of shares of common stock with a par value of $0.00001. On June 30, 2021, the Company had 353,524,425 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. On June 30, 2021, the Company had 51 shares issued and outstanding.

During the six months ended June 30, 2021, no shares of common or preferred shares were issued by the Company.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events , the Company has analyzed its operations subsequent to June 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended June 30, 2021 were $28,672 compared to $0 during the similar period in 2020. Additionally, we recorded other income of $1,103,861 for the three months ended June 30, 2021, which included gain on derivative liability of 1,122,750 and $18,889 in interest expense, compared to the three months ended June 30, 2020, where we recorded $(545)loss on derivative liability, interest expense of $6950. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net income of $1,075,189, approximately $(0.00) per share, during our three-month period ended June 30, 2021, compared to a net (loss) of $(7,495) approximately ($0.00) per share, during the three-month period ended June 30, 2020.

Certain of our shareholders have provided us with loans and contributions aggregating $175,100 as of June 30, 2021. These loans bare interest of 12% to 15% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the six-month period, ended June 30, 2021 were $83,286 compared to $0 during the similar period in 2020. Additionally, we recorded other income of $1,316,590 for the six months ended June 30, 2021, which included $1,160,098 gain on extinguishment of liabilities, gain on derivative liability of 182,441 and $25,949 in interest expense, compared to the six months ended June 30, 2020, where we recorded $3,439 gain on derivative liability, interest expense of $13,864. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net income of $1,233,304, approximately $(0.00) per share, during our six-month period ended June 30, 2021, compared to a net (loss) of $(10,425) approximately ($0.00) per share, during the six -month period ended June 30, 2020.

Certain of our shareholders have provided us with loans and contributions aggregating $340,148 as of June 30, 2021. These loans bare interest of 6% to 15% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash or cash equivalents of $2,291.

Net cash used in operating activities was $61,908 during the six-month period ended June 30, 2021, compared to $-0- for the six-month period ended June 30, 2020. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2021.

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 as a result of a material weakness see restatement Note 4 at the reasonable assurance level. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a- 14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER PRODUCTS GROUP, INC

Date: October 25, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

