Form 10-Q
period 2021-09-30
Premier Product Group, Inc.
filed 2021-11-19
CIK 1301838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2021

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 10, 2021 was 367,949,425 shares.

2

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER PRODUCTS GROUP, INC.

September 30, 2021 and 2020

3

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)*

	September 30,	December 31,
	2021	2020
ASSETS
Cash	$4,403	$-
Investments	250,000	-
Total Assets	$254,403	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities	100
Accounts payable and accrued expenses	$84,785	$269,526
Contingent liability – legal	-	197,283
Contingent liability – notes	-	225,200
Derivative liability – warrants	-	221,814
Derivative liability – convertible notes	330,744	513,185
Convertible notes – related parties	146,600	31,500
Convertible notes	255,400	-
Notes payable – related parties	178,580	173,532
Notes payable	-	309,682
Total current liabilities	996,109	1,941,722

Total liabilities	996,109	1,941,722

Stockholders' Equity
Preferred stock (Series B), $0.001 par value, 51 shares authorized, and 51 shares issued and outstanding, on September 30, 2021, and December 31, 2020, respectively	-	-
Common stock, $0.00001 par value, 2,000,000,000 shares authorized, 367,949,425 and 285,555,605 shares issued and outstanding on September 30, 2021, and December 31, 2020, respectively	3,536	3,536
Paid in capital	6,761,817	6,761,817
Accumulated deficit	(7,507,059)	(8,707,075)
Total Stockholders' (Deficit)	(741,706)	(1,941,722)
Total Liabilities and Stockholders' (Equity)	$254,403	$-

The accompanying notes are an integral part of these financial statements.

*Financial statement not reviewed by auditor.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)*

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expense	18,214	-	62,210	-
Professional Fees	15,075	-	54,365	-
Total operating expenses	33,289	-	(116,575)	-
(Loss) from operations	(33,289)	-	(116,575)
Other expense
Gain (loss) on derivative liability*		(5,494)	182,441	(2,055)
Interest expense*		(7,049)	(25,949)	(20,913)
Gain on extinguishment of liabilities	-	-	1,160,098	-
Income (loss) before provision for income taxes		(12,543)	1,200,015	(22,968)
Provision for income taxes	-	-	-	-
Net (Loss)	$(33,289)	$(12,543)	$1,200,015	$(22,968)

Basic and diluted earnings(loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	367,949,425	285,555,605	367,949,425	285,555,605

The accompanying notes are an integral part of these financial statements.

*Financial statement not reviewed by auditor.

PREMIER PRODUCTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)*

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	285,555,605	$2,856	51	$-	$6,253,949	$(7,429,987)	$(1,173,182)

Net income (loss)						(2,930)	(2,930)

Balance, March 31, 2020	285,555,605	$2,856	51	$-	$6,253,949	$(7,432,917)	$(1,176,112)

Net income (loss)						(7,495)	(7,495)

Balance, September 30, 2020	285,555,605	$2,856	51	$-	$6,253,949	$(7,440,412)	$(1,183,607)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020 (as restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,707,075)	$(1,941,722)

Net income (loss)						137,291	137,291

Balance, March 31, 2021 (as restated)	353,524,425	$3,536	51	$-	$6,761,817	$(8,569,783)	$(1,804,431)

Net income (loss)						1,096,013	1,096,013

Balance, June 30, 2021	353,524,425	$3,536	51	$-	$6,761,817	$(7,473,770)	$(708,417)

Net income (loss)						(33,289)	(33,289)

Balance, September 30, 2021	367,949,425	$3,536	51	$-	$6,761,817	$(7,507,059)	$(741,706)

The accompanying notes are an integral part of the financial statements.

*Financial statement not reviewed by auditor.

PREMIER PRODUCTS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)*
As of September 30, 2021

	September 30	September 30
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,200,015	$(22,968)
Adjustments to reconcile net income to net cash
Loss (gain) on derivative liability*	(182,441)	(2,055)
Gain on extinguishment of liabilities	(1,159,098)	-
Accounts payable and accrued expenses*	25,426	20,913
Interest payable*	20,901	-
Net cash provided by (used for) operating activities*	(95,197)	-
*To be recalculated on 10Q amendment filing
Cash Flows From Investing Activities:
Investment in joint venture	(250,000)	-
Net cash provided by (used for) investing activities	(250,000)	-

Cash Flows From Financing Activities:
Proceeds from notes payable	402,000	-
Net cash provided by (used for) financing activities	402,000	-

Net Increase (Decrease) In Cash	4,403	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$4,403	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-Cash Financing Activities
Common stock issued to retire debt and accrued interest	$-	$-

The accompanying notes are an integral part of these financial statements.

*Financial statement not reviewed by auditor.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2021

(Unaudited)*

NOTE 1 – BASIS OF PRESENTATION

*Financial statements and notes were not reviewed by our auditor. PREMIER PRODUCTS GROUP, INC. (the Company”) is in the process of interviewing auditors. In the best interest of the Shareholders, the Company decided to file the 10Q accordingly and file an amendment when a new auditor is selected.

The Company has prepared the accompanying financial statements without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented herein, have been made.

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

September 30, 2021

(Unaudited)

Based on the preceding action, the Company is presenting the financial statements as consolidated financial statements, but also including exhibits representing the respective income statement and balance sheet items associated with the new parent Holding Company and the wholly-owned Predecessor company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on May 6, 2021. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

September 30, 2021

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of September 30, 2021, we are not a lessor or lessee under any lease arrangements.

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

September 30, 2021

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

	Balance
Balance, December 31, 2020	$(734,999)
Total gains (losses) included in earnings, nine months ended June 30, 2021	404,255
Ending balance, June 30, 2021	$(330,744	)*

*This figure will be recalculated when the 10Q amendment is filed.

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Compensation

For the nine months ended September 30, 2021, the Company paid its CEO, President, and CFO an aggregate of $0 as compensation. For the nine months ended September 30, 2020, the Company paid its CEO/President/CFO an aggregate of $-0- as compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS - DEBT

Convertible notes and notes payable to related parties at September 30, 2021 and December 31, 2020 had an outstanding balance of $146,600 and $205,032 respectively. Last quarter June 30, 2021, a 100,000 note was classified as a related party transaction and the correct classification is convertible note unrelated party transaction.

NOTE 6 – CONVERTIBLE NOTES, NOTES PAYABLE AND DERIVATIVE LIABILITY

Notes Payable

At the period ended September 30, 2021, the Company had third-party notes payable and accrued interest in the amount of $255,400 compared to $-0- in the prior fiscal year ended December 31, 2020. The notes included notes to seven unaffiliated parties at interest rates of between 6% and 12% per year. Several of these notes are in default and the Company is in communication with the holders to resolve these outstanding issues. The notes are convertible into common stock, at the election of the holder, at discounts of between 12.5% and 25%. Additionally, the Company is carrying $178,580 in notes payable contingent liability representing three (3) prior notes that are either in dispute or the Company is unable to substantiate.

Derivative Liability

Please note that the Company did not calculate derivative liabilities for third quarter of 2021. This calculation is normally calculated by the previous accountant. The Company is currently in process of hiring an accountant to calculate the derivative liabilities for the Company and will be recalculated on the 10Q amendment for the third quarter of 2021.

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

September 30, 2021

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

Included in the September 30, 2021 and December 31, 2020 financial statements is a derivative liability in the amount of $330,744* and $734,999, respectively, to account for these transactions. It is revalued quarterly henceforth and adjusted as a gain or loss to the consolidated statements of operations depending on its value at that time.

*Please note: The September 30, 2021 derivative liability was not calculated to date and will recalculated in the next 10Q amendment filing.

*Derivative Liability -Warrants

	*June 30, 2021	December 31, 2020
*Estimated number of underlying shares	-0-	1,427,780
*Estimated market price per share	$0.00	$0.00
*Exercise price per share	$0.00	$0.00
*Expected volatility	0%	382%
*Expected dividends	0%	0%
*Expected term (in years)	0	3.00
*Derivative liability	$-0-	$221,814

*Please note: The September 30, 2021 Derivative Liability-Warrants was not calculated to date and will be recalculated in the next 10Q amendment filing.

*Derivative Liability -Convertible Notes

	*June 30, 2021	December 31, 2020
*Estimated number of underlying shares	14,033,420	3,422,330
*Estimated market price per share	$0.0395	$0.15
*Exercise price per share	$.020-.041	$0.01
*Expected volatility	130.60%	600%
*Expected dividends	0%	0%
*Expected term (in years)	3.00	1.00
*Derivative liability	$330,744	$513,185

PREMIER PRODUCTS GROUP, INC.

Notes to the Consolidated Financial Statements

September 30, 2021

(Unaudited)

Included in our Consolidated Statements of Operations for the six months ended June 30, 2021 and June 30, 2020 is a gain of $182,441 and a gain of $3,439 in change of fair value of derivative in non-cash charges pertaining to the derivative liability as it pertains to the gain (loss) on derivative liability and debt discount, respectively.

*Please note: The September 30, 2021 Derivative Liability-Convertible Notes was not calculated to date and will be recalculated in the next 10Q amendment filing.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the nine months ended September 30, 2021, and the year ended December 31, 2020, the Company recorded accounts payable and accrued expenses in the amount of $84,785 and $269,526, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

The Company recorded contingent liabilities for the nine months ended September 30, 2021, and the year ended December 31, 2020 in the amount of $-0- and $422,483, respectively.

Legal proceedings

None to date.

NOTE 9 – CAPITAL STOCK

The Company has authorized 2,000,000,000 number of shares of common stock with a par value of $0.00001. On September 30, 2021, the Company had 367,949,425 shares issued and outstanding.

The Company has authorized 51 shares of preferred stock (Series B) with a par value of $0.001. On September 30, 2021, the Company had 51 shares issued and outstanding.

During the nine months ended September 30, 2021, no shares of common or preferred shares were issued by the Company.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events , the Company has analyzed its operations subsequent to September 30, 2021 to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the three-month period, ended September 30, 2021 were $33,289 compared to $12,543 during the similar period in 2020. *Additionally, we recorded zero income for the three months ended September 30, 2021. In the three months ended September 30, 2021, interest expense, derivative liability and interest expense will be calculated in the next 10Q amendment filing. Please note: The third quarter 2021 derivative liability and interest expense will be calculated in the next 10Q amendment filing.

As a result of the three months ended in September 30, 2021, we incurred a net loss of $(33,289), approximately $(0.00) per share, during our three-month period ended September 30, 2021, compared to a net (loss) of $(12,543) approximately ($0.00) per share, during the three-month period ended September 30, 2020.

Certain of our shareholders have provided us with loans and contributions aggregating $255,400 as of September 30, 2021. These loans bare interest of 12% to 15% and are due upon demand. We utilized the funds from these loans to cover our costs for working capital.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

Total operating expenses, which included general and administrative expenses incurred during the nine-month period, ended September 30, 2021 were $116,575compared to $22,968 during the similar period in 2020. Additionally, we recorded no income for the nine months ended September 30, 2021. Derivative liabilities and interest expense will be calculated in the next 10Q amendment filing. We are currently actively engaged in transitioning our business; incurring costs associated with identifying businesses opportunities.

As a result, we incurred a net income of $0, approximately $(0.00) per share, during our nine-month period ended September 30, 2021, compared to a net (loss) of $(22,968) approximately ($0.00) per share, during the nine -month period ended September 30, 2020.

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

Liquidity and Capital Resources

As of September 30, 2021, we had cash or cash equivalents of $4,430.

Net cash used in operating activities was $95,197* during the nine-month period ended, compared to $-0- for the nine-month period ended September 30, 2020. We anticipate that overhead costs in current operations will continue to increase in the future once we identify and acquire additional business opportunities to develop.

*Please note: The September 30, 2021 net cash used in operating activities was not calculated to date and will be recalculated in the next 10Q amendment filing.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2021.

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

Based on this evaluation, our current CEO has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 as a result of a material weakness see restatement Note 4 at the reasonable assurance level. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

PREMIER PRODUCTS GROUP, INC

Date: November 19, 2021	By:	/s/ Tony Hicks
	Name:	Tony Hicks
	Title:	Principal Executive Officer
Principal Accounting Officer
Chief Executive Officer
Interim Chief Financial Officer

